Form 10QSB
period 1996-03-31
AMERICAN COIN MERCHANDISING INC
filed 1996-05-13
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission file number: 0-26580

                       AMERICAN COIN MERCHANDISING, INC.
             (Exact Name of Registrant as specified in its charter)

        DELAWARE                                        84-1093721
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 4870 STERLING DRIVE, BOULDER, COLORADO                    80301
(Address of Principal Executive Offices)                 (Zip Code)

                                 (303) 444-2559
                        (Registrant's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                            OUTSTANDING AT
          CLASS                               May 1, 1996
          -----                             --------------
Common Stock, $0.01 par value              5,081,608 shares

Transitional Small Business Disclosure Format: Yes  [ ]   No   [X]

                       AMERCIAN COIN MERCHANDISING, INC.

                                    10-QSB

PART 1  FINANCIAL INFORMATION
                                                                            PAGE

        Item 1. Financial Statements
                  Condensed Balance Sheets
                   March 31, 1996 and December 31, 1995 ...................    3

                  Condensed Statements of Income for the
                   Three Months Ended March 31, 1996 and 1995  ............    4

                  Condensed Statement of Stockholders' Equity for the
                   Three Months Ended March 31, 1996  .....................    5

                  Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 1996 and 1995  ............    6

                  Notes to Condensed Financial Statements .................    7

        Item 2. Management's Discussion and Analysis or Plan of Operation .   10

PART II OTHER  INFORMATION

        Item 6. Exhibits and Reports on Form 8-K ..........................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       AMERICAN COIN MERCHANDISING, INC.(a)
                            CONDENSED BALANCE SHEETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                     ------------    ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents ......................................   $    555,000    $  1,590,000
  Trade accounts and other receivables ...........................        742,000         768,000
  Inventories ....................................................      3,229,000       3,411,000
  Prepaid expenses and other assets ..............................        260,000         190,000
                                                                     ------------    ------------
     Total current assets ........................................      4,786,000       5,959,000
                                                                     ------------    ------------
Property and equipment, at cost:
  Vending machines ...............................................      8,291,000       7,051,000
  Vehicles .......................................................      1,160,000         938,000
  Office equipment, furniture and fixtures .......................        359,000         306,000
                                                                     ------------    ------------
                                                                        9,810,000       8,295,000
  Less accumulated depreciation ..................................     (3,340,000)     (3,037,000)
                                                                     ------------    ------------
    Property and equipment, net ..................................      6,470,000       5,258,000
                                                                     ------------    ------------
Other assets .....................................................         29,000          20,000
Deferred income taxes ............................................        350,000         350,000
Cost in excess of assets acquired, net of
  accumulated amortization .......................................      2,188,000       2,115,000
                                                                     ------------    ------------
    Total assets .................................................   $ 13,823,000    $ 13,702,000
                                                                     ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank revolving line of credit ..................................   $     78,000    $    406,000
  Current portion of long-term debt ..............................        224,000         151,000
  Income taxes payable ...........................................        317,000         188,000
  Accounts payable ...............................................      1,807,000       1,580,000
  Accrued expenses ...............................................        110,000         104,000
  Distribution payable ...........................................           --           634,000
                                                                     ------------    ------------
    Total current liabilities ....................................      2,536,000       3,063,000
                                                                     ------------    ------------
Long-term debt, net of current portion ...........................        421,000         283,000
Notes payable to Control Group ...................................      1,349,000       1,349,000
                                                                     ------------    ------------
    Total liabilities ............................................      1,770,000       4,695,000
                                                                     ------------    ------------
Stockholders' equity:
  Preferred stock, $.10 par value
  (Authorized 500,000 shares; none issued) .......................           --              --
  Common stock, $.01 par value (Authorized
  7,000,000 shares; issued 5,081,608 shares) .....................         51,000          51,000
  Additional paid-in-capital .....................................      8,355,000       8,275,000
  Unearned stock option compensation .............................        (73,000)           --
  Retained earnings ..............................................      1,184,000         681,000
                                                                     ------------    ------------
    Total stockholders' equity ...................................      9,517,000       9,007,000
                                                                     ------------    ------------
    Total liabilities and stockholders' equity ...................   $ 13,823,000    $ 13,702,000
                                                                     ============    ============

(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).


           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.(a)
                         CONDENSED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                               1996         1995
                                                            ----------   ----------
Revenue:
  Vending ...............................................   $5,924,000   $3,670,000
  Product and services ..................................    1,256,000    1,586,000
  Franchise royalties ...................................      374,000      290,000
  Equipment sales and other .............................      460,000       50,000
                                                            ----------   ----------
    Total revenue .......................................    8,014,000    5,596,000
                                                            ----------   ----------

Cost of revenue:
  Vending ...............................................    4,115,000    2,531,000
  Product and services ..................................    1,052,000    1,247,000
  Equipment sales .......................................      458,000       37,000
                                                            ----------   ----------
    Total cost of revenue ...............................    5,625,000    3,815,000
                                                            ----------   ----------

    Gross profit ........................................    2,389,000    1,781,000

General and administrative expenses .....................    1,532,000      899,000
Commissions and royalties, related parties ..............         --        137,000
Interest expense, related parties .......................       27,000       44,000
Interest expense, other, net ............................       19,000       31,000
Minority interest in income of combined affiliates ......         --         23,000
Share of loss of equity affiliate .......................         --         11,000
                                                            ----------   ----------
    Income before taxes .................................      811,000      636,000
Provision for income taxes ..............................      308,000         --
                                                            ----------   ----------
    Net income ..........................................   $  503,000   $  636,000
                                                            ==========   ==========

    Net income per share of common stock ................   $     0.09
    Weighted average common shares ......................    5,449,000

Pro forma information:
  Historical income before taxes ........................                $  636,000
  Pro forma adjustments to income before taxes ..........                   475,000
                                                                         ----------
  Pro forma income before taxes .........................                 1,111,000
  Pro forma income tax expense ..........................                   422,000
                                                                         ----------
  Pro forma net income ..................................                $  689,000
                                                                         ==========

Pro forma earnings per common and common equivalent share
  Pro forma net income per share of common stock ........                $     0.15
  Weighted average common shares ........................                 4,669,000



(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.(a)
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               UNEARNED
                                                                                STOCK                      TOTAL
                                                                 ADDITIONAL     OPTION                     STOCK-
                                                      COMMON      PAID-IN       COMPEN-      RETAINED      HOLDERS'
                                                      STOCK        CAPITAL      SATION       EARNINGS      EQUITY
                                                    ----------   ----------   ----------    ----------   ----------
DECEMBER 31, 1995 ...............................   $   51,000   $8,275,000   $     --      $  681,000   $9,007,000
  Issuance of employee stock
    options .....................................         --         80,000      (80,000)         --           --
  Amortization of deferred
    compensation ................................         --           --          7,000          --          7,000
  Net income ....................................         --           --           --         503,000      503,000
                                                    ----------   ----------   ----------    ----------   ----------
MARCH 31, 1996 ..................................   $   51,000   $8,355,000   $  (73,000)   $1,184,000   $9,517,000
                                                    ==========   ==========   ==========    ==========   ==========


(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).


           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.(a)
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       1996           1995
                                                                                   -----------    -----------
Operating activities:
  Net income ...................................................................   $   503,000    $   636,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ............................................       350,000        185,000
      Share of loss of equity affiliate ........................................          --           11,000
      Minority interest in income of combined affiliates, less distributions ...          --           23,000
      Compensation expense related to stock options ............................         7,000           --
      Gain on sales of assets ..................................................          --           (5,000)
      Changes in operating assets and liabilities:
        Trade accounts and other receivables ...................................         2,000       (188,000)
        Inventories ............................................................       236,000       (169,000)
        Prepaid expenses and other assets ......................................       (70,000)       (95,000)
        Income taxes payable ...................................................       129,000           --
        Accounts payable and accrued expenses ..................................       233,000        649,000
                                                                                   -----------    -----------
      Net cash provided by operating activities ................................     1,390,000      1,047,000
                                                                                   -----------    -----------
Investing activities:
  Acquisitions of property and equipment .......................................    (1,131,000)      (308,000)
  Acquisition of franchisee ....................................................      (297,000)          --
  Proceeds from sales of property and equipment ................................        11,000          5,000
  Other ........................................................................        (8,000)          --
  Payments received on notes receivable from related parties ...................          --           40,000
  Payments received on notes receivable ........................................         3,000          5,000
                                                                                   -----------    -----------
      Net cash used in investing activities ....................................    (1,422,000)      (258,000)
                                                                                   -----------    -----------
Financing activities:
  Net borrowings (payments) on revolving line of credit ........................      (328,000)       123,000
  Principal payments on notes payable to related parties .......................          --          (15,000)
  Proceeds from issuance of notes payable to related parties ...................          --           15,000
  Principal payments on long-term debt .........................................       (41,000)      (215,000)
  Proceeds from issuance of long-term debt .....................................          --           20,000
  Distributions ................................................................      (634,000)      (136,000)
  Issuance of common stock .....................................................          --            5,000
                                                                                   -----------    -----------
      Net cash used in financing activities ....................................    (1,003,000)      (203,000)
                                                                                   -----------    -----------
      Net increase (decrease) in cash and cash equivalents .....................    (1,035,000)       586,000
Cash and cash equivalents at beginning of period ...............................     1,590,000        357,000
                                                                                   -----------    -----------
Cash and cash equivalents at end of period .....................................   $   555,000    $   943,000
                                                                                   ===========    ===========


(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).


           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company currently has 20 field offices located in 15 states. The Company also sells products to franchisees. At March 31, 1996 there were 29 Company franchises in operation.

     Prior to August 31, 1995, the date of the Reorganization described below, certain stockholders of the Company, who collectively own a controlling interest of the Company (the "Control Group"), owned interests in the eight affiliated entities (the "Affiliated Entities") which were franchisees of the Company. Except as noted below, each of the Affiliated Entities began operations prior to January 1, 1993. The Control Group owned greater than 50% of the outstanding common stock or partnership interests of seven of the Affiliated Entities and less than 50% of the eighth, as follows:

     Affiliated Entities:
     Combined affiliates:
          Chicago Toy Company
          Georgia Toy Company
          Inland Merchandising, Inc. (began operations in June 1993) Lehigh Valley Toy Company
          Performance Merchandising, Inc.
          Southwest Coin Company
          Sugarloaf, Ltd. (began operations in January 1993)
     Equity affiliate:
          Sugarloaf Marketing, Inc.

     Due to the common controlling ownership, the accompanying financial statements include the accounts of the Company and the combined affiliates (collectively referred to as the "Combined Companies") through August 31, 1995. All material intercompany balances and transactions have been eliminated. Through August 31, 1995 the Control Group's interest has been accounted for as equity of affiliates and the other stockholders' interest has been reflected as minority interest. As such, the assets and liabilities of Combined Companies have been accounted for in the financial statements based upon their historical costs through August 31, 1995. The financial statements account for the Control Group ownership interest in Sugarloaf Marketing, Inc. using the equity method of accounting through August 31, 1995.

     On August 31, 1995, the Company acquired substantially all of the inventories, property and equipment, and assumed certain facilities leases, which are operating leases, and contracts of the Affiliated Entities in exchange for promissory notes in the principle amount of $8,983,000 (the "Reorganization"), of which $7,634,000 was paid from the proceeds of the Company's initial public offering in October 1995. The remaining promissory notes in the principle amount of $1,349,000 are payable in 1997 and 1998. As a result of the Reorganization, assets attributable to the Control Group's interest have been accounted for similar to the pooling-of-interests method of accounting for business combinations. Assets and liabilities included in the financial statements which were retained by the combined affiliates in the Reorganization have been accounted for as distributions to the combined affiliates. Amounts paid to the combined affiliates attributed to the Control Group interest have been accounted for as a distribution for financial reporting purposes. Assets transferred attributable to the non-Control Group members (the minority interest in the combined affiliates and the majority interest in the equity affiliate) have been accounted for using the purchase method of accounting for business combinations. The Company has recorded approximately $1,964,000 in costs in excess of assets acquired as a result of the transfer of assets attributable to the non-Control Group. The Reorganization was a taxable transaction for income tax purposes, and accordingly, the Company has a tax basis in the transferred assets in excess of that for financial reporting.

     The accompanying unaudited condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been

                       AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) required to present fairly the Company's financial position at March 31,1996 and December 31,1995, and the results of its operations for each of the three month periods ended March 31,1996 and 1995, and the cash flows for each of the three month periods then ended.

     The operating results for the three months ended March 31,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.   SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            1996       1995
                                                          --------   --------
Cash paid during the period:
  Interest paid .......................................   $ 74,000   $ 75,000
  Income taxes paid ...................................    179,000       --
Significant noncash investing and financing activities:
  Equipment purchases financed with debt ..............     54,000       --
  Note payable issued for acquisition of franchisee ...    198,000       --


3.   EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,448,549 for the three months ended March 31,1996.

4.   UNAUDITED PRO FORMA INFORMATION

     The computation of pro forma total revenue, net income and net income per share for the three months ended March 31, 1995 prepared on the basis as if the Reorganization had occurred on January 1, 1995 with an adjustment in the level of commissions and royalties to related parties that were not paid after the Reorganization, an adjustment for interest expense related to shareholder loans converted to common stock in conjunction with the Company's initial public offering of common stock on October 12, 1995 and the recording of income tax expense to reflect the conversion of the Company from an S corporation to a taxable entity on October 12, 1995 follows:


Historical total revenue ...................................   $ 5,596,000
  Revenue of Sugarloaf Marketing through March 31,1995 .....     1,602,000
  Pro forma adjustment to eliminate intercompany revenue ...      (293,000)
                                                               -----------
Pro forma total revenue ....................................   $ 6,905,000
                                                               ===========

                       AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Historical income before income taxes .........................     $   636,000
Pro forma adjustments:
  Net loss of Sugarloaf Marketing through March 31,1995 .......         (22,000)
  Adjust for change in level of commissions and
    royalties to related parties ..............................         477,000
  Adjust for interest related to stockholder loans
    converted to equity .......................................          20,000
  Eliminate minority interest and equity interest through
    March 31, 1995, as a result of acquiring remaining
    ownership interest in affiliated entities .................          34,000
  Record amortization of cost in excess of
    assets acquired ...........................................         (25,000)
  Increase depreciation for assets acquired from
    non-control group .........................................          (9,000)
                                                                    -----------
    Total adjustments to income before taxes ..................         475,000
                                                                    -----------
Pro forma income before income taxes ..........................       1,111,000
Pro forma income tax expense at 38% ...........................         422,000
                                                                    -----------
Pro forma net income ..........................................     $   689,000
                                                                    ===========
Weighted average shares outstanding(1) ........................       4,669,000
Pro forma net income per share ................................     $      0.15
                                                                    ===========

(1) Shares used in computing pro forma net income per share are based upon 3,503,102 weighted average shares outstanding, common equivalent shares of 370,332, and 96,571 shares issued in connection with the conversion of certain stockholder loans at the initial public offering price of $7.00 per share and 699,149 shares issued to pay distributions in conjunction with the Reorganization. Common equivalent shares consist of stock options, determined using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during a 12-month period prior to the proposed offering have been included in the calculation as if they were outstanding for the entire period (using the treasury stock method and the average price of the common stock from October 16, 1995 through December 31, 1995) and the shares issued in the initial public offering whose proceeds were used to pay distributions to Control Group stockholders in connection with the Reorganization have been included in the calculation (using the initial public offering price) as if they were outstanding for the entire period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Except for the historical information contained therein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section, and those discussed in the Company's Form 10-KSB for the year ended December 31, 1995.

GENERAL

     Substantially all of the Company's revenue and gross profit is from vending revenue and product and services revenue, which is derived from the operation of Shoppes by the Company and its franchisees. As a result, the Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period.

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

     Prior to October 13, 1995 the Company had elected tax treatment as an S corporation, while the combined affiliates were each organized as S corporations, except for Southwest Coin Company which was organized as a partnership. Accordingly, through October 12, 1995, no provisions were made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the owners. The S corporation status of the Company terminated on October 12, 1995 and, thereafter, the Company became a taxable entity.

     The Company's total revenue increased 43.2% from $5,596,000 in 1995 to $8,014,000 in 1996. Vending revenue increased $2,254,000 or 61.4% in 1996 to
$5,924,000 as a result of an increase in the average number of Shoppes in use during 1996, which increased 104.2% over the average number of Shoppes in use during 1995. During the first quarter of 1996, offices acquired in connection with the August 31, 1995 purchase of Sugarloaf Marketing contributed $1,329,000 in vending revenue. In conjunction with the purchase of Sugarloaf Marketing, the Company added 492 Shoppes. Through the acquisition date, the Company accounted for its ownership interest using the equity method of accounting. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into six new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

     Product and services revenue decreased $330,000 or 20.8% in 1996 as compared to 1995. Product sales to Sugarloaf Marketing in the first quarter of 1995 amounted to $273,000. The Company also had combined product sales of $129,000 during the first quarter of 1995 to two franchisees that were purchased by the Company during the third quarter of 1995 and first quarter of 1996, respectively. This decline was partially offset by products sold to remaining franchisees whose average machines on location increased 40.3% in the first quarter of 1996 compared to 1995. Franchise royalties in 1996 increased $84,000 or 29% over amounts realized during 1995.

     Equipment sales to franchisees during 1996 amounted to $460,000 as compared to $41,000 in equipment sales to franchisees in 1995. In 1996, all Shoppes purchased by franchisees from the Company's primary supplier of equipment are processed by the Company on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing cost of coordinating the purchase. The Company did negotiate a lower cost for Shoppes in 1996 as a result of this change in procedure. Prior to 1996, franchisees purchased only Treasure and Fun Shoppes from the Company. There were no initial franchise fees in 1996 as compared to $4,000 in 1995.

     The cost of vending operations increased $1,584,000 in 1996 to $4,115,000. The vending operations' contribution to 1996 gross profit increased to $670,000, which represents a 58.8% increase over gross profit from vending operations realized in 1995. The vending gross profit achieved in 1996 was 30.5% of vending revenue, as compared to 31% in 1995. During 1996, the Sugarloaf Marketing offices contributed $468,000 of vending gross profit. Substantially all the Company's plush toys and certain other products dispensed in the Company's SugarLoaf Toy Shoppes are produced by foreign manufacturers and a majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company also purchases a substantial portion of the products for its other Shoppes from vendors who obtain product from domestic and foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs and import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the Company's supply of products from foreign manufacturers. China currently enjoys "most favored nation" ("MFN") status under U.S. tariff laws, which allows for the most favorable category of U.S. import duties. The loss of MFN status for China could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company. Although the Company would attempt to mitigate any such increased cost by procuring its product from other countries, it would likely incur substantially higher costs and temporary disruptions in supply in the event that it becomes necessary to do so.

     Gross profit on product and service revenue in 1996 decreased to $204,000, or 16.2% of product and service revenue, which is 5.2% lower than the gross margin achieved in 1995. The decrease in margin results primarily from increased freight costs associated with import product and pre-pack inventory. In addition, sales discounts taken by franchisees on product sold during the first quarter of 1996 were higher than the comparable period in 1995.

     General and administrative expenses increased $496,000 in 1996 to $1,532,000, primarily as a result of the acquisition of Sugarloaf Marketing, additional payroll and other costs associated with being a public company. General and administrative expenses increased to 19.1% of revenue in 1996 as compared to 18.5% in 1995. General and administrative expenses for 1995 includes $137,000 of commissions paid to the Company's two major stockholders.

     Interest expense decreased $29,000 to $46,000 in 1996 as compared to 1995. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flow from operations, borrowings under the Company's bank credit facility and borrowings from the Company's majority stockholders. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

     Net cash provided by operating activities was $1,390,000 and $1,047,000 in 1996 and 1995, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to by funded by existing cash or borrowings under the Company's credit facility.

     Net cash used by investing activities was $1,422,000 and $258,000 in 1996 and 1995, respectively. Capital expenditures amounted to $1,131,000 and $308,000 in 1996 and 1995, respectively, of which $914,000 and $226,000 was represented by the acquisition of skill-crane machines. The acquisition of a franchisee in 1996 used $297,000.

     Net cash used by financing activities was $1,003,000 and $203,000 in 1996 and 1995, respectively. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and S corporation distributions to owners.

     Under its current revolving credit agreement, the Company may borrow up to the lesser of $1,275,000 or a borrowing base defined by agreement, at the bank's prime rate plus 1%. The revolving line of credit is available through May 31, 1996, and at March 31, 1996 there was a principal amount of approximately $78,000 outstanding. The credit agreement provides that certain financial ratios and equity levels be maintained and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at March 31, 1996.

     In January 1996, the Company acquired the Indiana-based operations, including 156 skill-crane machines, and territory of one of its franchisees, Hoosier Coin Company, Inc., d/b/a Sugarloaf of Indiana. Under the terms of a definitive purchase agreement, consideration for the acquisition including inventory totaled approximately $500,000. Of this amount, $297,000 was paid in cash with the balance being paid over a three year period in accordance with a promissory note.

     As acquisition opportunities arise, the capital resources of the Company may be utilized to undertake such opportunities. The timing and nature of these opportunities cannot be predicted; therefore, the financing of future acquisitions may take a variety of forms.

     Company management believes the Company's financial condition is strong and that funds generated from operations and borrowings available under its credit agreement will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          11.1 Statement re: Computation of Per Share Earnings.

          27   Financial Data Schedule

     (b) Reports on Form 8-K.

          None.

                       AMERICAN COIN MERCHANDISING, INC.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN COIN MERCHANDISING, INC.


                                    By: /s/ Jerome M. Lapin
                                       ----------------------------------------
                                        Jerome M. Lapin
                                        President and Chief Executive Officer


                                    By: /s/ W. John Cash
                                       ----------------------------------------
                                        W. John Cash
                                        Vice President, Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)




Boulder, Colorado
May 13, 1996

                               EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION                                        PAGE
- -------            -----------                                        ----
11.1      Statement re: Computation of Per Share Earnings.

27        Financial Data Schedule