Form 10QSB
period 1996-06-30
AMERICAN COIN MERCHANDISING INC
filed 1996-08-12
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days Yes   X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                                                         OUTSTANDING AT
                  CLASS                                  AUGUST 1, 1996
                  -----                                  --------------
        Common Stock, $0.01 par value                   5,081,608 shares

Transitional Small Business Disclosure Format: Yes ______ No   X

                       AMERICAN COIN MERCHANDISING, INC.
                                     10-QSB

PART 1       FINANCIAL INFORMATION                                                                       PAGE
             Item 1.  Financial Statements
                          Condensed Balance Sheets
                            June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . .     3

                          Condensed Statements of Income for the Three Months and
                            Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . .     4

                          Condensed Statement of Stockholders' Equity for the
                            Six Months Ended June 30, 1996  . . . . . . . . . . . . . . . . . . . . .     5

                          Condensed Statements of Cash Flows for the
                            Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . .     6

                          Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . .     7

             Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . .     10

PART II      OTHER  INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .     13

             Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .     13


                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       AMERICAN COIN MERCHANDISING, INC.
                            CONDENSED BALANCE SHEETS


                                                                                             JUNE 30,      DECEMBER 31,
                                                                                               1996           1995
                                                                                          -------------  --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          --  $    1,590,000
  Trade accounts and other receivables  . . . . . . . . . . . . . . . . . . . . . . . .         938,000         768,000
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,662,000       3,411,000
  Prepaid expenses and other assets   . . . . . . . . . . . . . . . . . . . . . . . . .         298,000         190,000
                                                                                          -------------  --------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,898,000       5,959,000
                                                                                          -------------  --------------
Property and equipment, at cost:
  Vending machines  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,047,000       7,051,000
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,470,000         938,000
  Office equipment, furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . .         427,000         306,000
                                                                                          -------------  --------------
                                                                                             11,944,000       8,295,000
  Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,706,000)     (3,037,000)
                                                                                          -------------  --------------
      Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . . .       8,238,000       5,258,000
                                                                                          -------------  --------------
Placement fees, net of accumulated amortization   . . . . . . . . . . . . . . . . . . .         133,000          20,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         350,000         350,000
Cost in excess of assets acquired, net of accumulated amortization  . . . . . . . . . .       2,573,000       2,115,000
                                                                                          -------------  --------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  16,192,000  $   13,702,000
                                                                                          =============  ==============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank revolving line of credit   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,689,000  $      406,000
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .         270,000         151,000
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         215,000         188,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,200,000       1,580,000
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153,000         104,000
  Distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         634,000
                                                                                          -------------  --------------
                                                                                              4,527,000       3,063,000
                                                                                          -------------  --------------
Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . . . .         420,000         283,000
Notes payable to Control Group  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,349,000       1,349,000
                                                                                          -------------  --------------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,296,000       4,695,000
                                                                                          -------------  --------------
Stockholders' equity:
  Preferred stock, $.10 par value (Authorized 500,000 shares; none issued)  . . . . . .              --              --
  Common stock, $.01 par value (Authorized 7,000,000 shares; issued 5,081,608 shares)            51,000          51,000
  Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,355,000       8,275,000
  Unearned stock option compensation  . . . . . . . . . . . . . . . . . . . . . . . . .         (67,000)             --
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,557,000         681,000
                                                                                          -------------  --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,896,000       9,007,000
                                                                                          -------------  --------------
      Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . .   $  16,192,000  $   13,702,000
                                                                                          =============  ==============

           See accompanying notes to condensed financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                         CONDENSED STATEMENTS OF INCOME


                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                    1996             1995          1996               1995
                                                                -------------  -------------    -------------     -------------
Revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . . $   6,268,000  $   3,642,000    $  12,192,000     $   7,312,000
  Product and services  . . . . . . . . . . . . . . . . . . . .     1,369,000      1,903,000        2,625,000         3,489,000
  Franchise royalties   . . . . . . . . . . . . . . . . . . . .       268,000        367,000          642,000           657,000
  Equipment sales and other   . . . . . . . . . . . . . . . . .       498,000        403,000          958,000           453,000
                                                                -------------  -------------    -------------     -------------
      Total revenue   . . . . . . . . . . . . . . . . . . . . .     8,403,000      6,315,000       16,417,000        11,911,000
                                                                -------------  -------------    -------------     -------------
Cost of revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . .     4,524,000      2,440,000        8,639,000         4,971,000
  Product and services  . . . . . . . . . . . . . . . . . . . .     1,090,000      1,631,000        2,142,000         2,878,000
  Equipment sales   . . . . . . . . . . . . . . . . . . . . . .       471,000        340,000          929,000           377,000
                                                                -------------  -------------    -------------     -------------
      Total cost of revenue   . . . . . . . . . . . . . . . . .     6,085,000      4,411,000       11,710,000         8,226,000
                                                                -------------  -------------    -------------     -------------
      Gross profit  . . . . . . . . . . . . . . . . . . . . . .     2,318,000      1,904,000        4,707,000         3,685,000

General and administrative expenses . . . . . . . . . . . . . .     1,671,000      1,069,000        3,203,000         1,968,000
Commissions and royalties, related parties  . . . . . . . . . .            --         86,000               --           223,000
Interest expense, related parties . . . . . . . . . . . . . . .        27,000         29,000           54,000            73,000
Interest expense, other, net  . . . . . . . . . . . . . . . . .        18,000         52,000           37,000            83,000
Minority interest in income of combined affiliates  . . . . . .            --         44,000               --            67,000
Share of loss of equity affiliate . . . . . . . . . . . . . . .            --          8,000               --            19,000
                                                                -------------  -------------    -------------     -------------
      Income before taxes   . . . . . . . . . . . . . . . . . .       602,000        616,000        1,413,000         1,252,000

Provision for income taxes  . . . . . . . . . . . . . . . . . .       229,000             --          537,000                --
                                                                -------------  -------------    -------------     -------------
      Net income  . . . . . . . . . . . . . . . . . . . . . . . $     373,000  $     616,000    $     876,000     $   1,252,000
                                                                =============  =============    =============     =============

      Net income per share of common stock  . . . . . . . . . . $        0.07                   $        0.16
      Weighted average common shares  . . . . . . . . . . . . .     5,449,000                       5,449,000

Pro forma information:
    Historical income before taxes  . . . . . . . . . . . . . .                $     616,000                      $   1,252,000
    Pro forma adjustments to income before taxes  . . . . . . .                      391,000                            866,000
                                                                               -------------                      -------------
    Pro forma income before taxes   . . . . . . . . . . . . . .                    1,007,000                          2,118,000
    Pro forma income tax expense  . . . . . . . . . . . . . . .                      383,000                            805,000
                                                                               -------------                      -------------
    Pro forma net income  . . . . . . . . . . . . . . . . . . .                $     624,000                      $   1,313,000
                                                                               =============                      =============
Pro forma earnings per common and common equivalent share
    Pro forma net income per share of common stock  . . . . . .                $        0.14                      $        0.29
    Weighted average common shares  . . . . . . . . . . . . . .                    4,451,000                          4,451,000


(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                              UNEARNED
                                                                               STOCK                          TOTAL
                                                             ADDITIONAL        OPTION                         STOCK-
                                                COMMON        PAID-IN          COMPEN-        RETAINED        HOLDERS'
                                                STOCK         CAPITAL          SATION         EARNINGS        EQUITY
                                           -------------  -------------   -------------   -------------  --------------
DECEMBER 31, 1995 . . . . . . . . . . .    $      51,000  $   8,275,000   $          --   $     681,000  $    9,007,000
  Issuance of employee stock options  .               --         80,000         (80,000)             --              --
  Amortization of deferred
    compensation  . . . . . . . . . . .               --             --          13,000              --          13,000
  Net income  . . . . . . . . . . . . .               --             --              --         876,000         876,000
                                           -------------  -------------   -------------   -------------  --------------
JUNE 30, 1996 . . . . . . . . . . . . .    $      51,000  $   8,355,000   $     (67,000)  $   1,557,000  $    9,896,000
                                           =============  =============   =============   =============  ==============




           See accompanying notes to condensed financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   1996                1995
                                                                              -------------       --------------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     876,000       $    1,252,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . .         762,000              377,000
      Share of loss of equity affiliate   . . . . . . . . . . . . . . . . .              --               19,000
      Minority interest in income of combined affiliates, less                           --               54,000
      distributions   . . . . . . . . . . . . . . . . . . . . . . . . . . .
      Compensation expense related to stock options   . . . . . . . . . . .          13,000                   --
      Loss (gain) on sales of assets  . . . . . . . . . . . . . . . . . . .           3,000              (10,000)
      Changes in operating assets and liabilities:
           Trade accounts and other receivables . . . . . . . . . . . . . .        (212,000)             (69,000)
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .        (157,000)          (1,074,000)
           Prepaid expenses and other assets  . . . . . . . . . . . . . . .         (95,000)             (44,000)
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . .          27,000                   --
           Accounts payable and accrued expenses  . . . . . . . . . . . . .         669,000              428,000
                                                                              -------------       --------------
         Net cash provided by operating activities  . . . . . . . . . . . .       1,886,000              933,000
                                                                              -------------       --------------
Investing activities:
  Acquisitions of property and equipment  . . . . . . . . . . . . . . . . .      (3,265,000)            (449,000)
  Acquisition of franchisees  . . . . . . . . . . . . . . . . . . . . . . .        (613,000)                  --
  Proceeds from sales of property and equipment   . . . . . . . . . . . . .          20,000               10,000
  Placement fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (113,000)                  --
  Payments received on notes receivable from related parties  . . . . . . .              --               47,000
  Payments received on notes receivable   . . . . . . . . . . . . . . . . .           7,000                7,000
                                                                              -------------       --------------
         Net cash used in investing activities  . . . . . . . . . . . . . .      (3,964,000)            (385,000)
                                                                              -------------       --------------
Financing activities:
  Net borrowings on revolving line of credit  . . . . . . . . . . . . . . .       1,283,000              330,000
  Principal payments on notes payable to related parties  . . . . . . . . .              --             (141,000)
  Proceeds from issuance of notes payable to related parties  . . . . . . .              --               22,000
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . .        (185,000)            (375,000)
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . .          24,000              264,000
  Distributions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (634,000)            (258,000)
  Initial public offering costs   . . . . . . . . . . . . . . . . . . . . .              --              (55,000)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .              --                5,000
                                                                              -------------       --------------
         Net cash provided (used) in financing activities . . . . . . . . .         488,000             (208,000)
                                                                              -------------       --------------
         Net increase (decrease) in cash and cash equivalents . . . . . . .      (1,590,000)             340,000
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .       1,590,000              357,000
                                                                              -------------       --------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .   $          --       $      697,000
                                                                              =============       ==============




(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company currently has 23 field offices located in 17 states. The Company also sells products to franchisees. At June 30, 1996 there were 29 Company franchises in operation.

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

   On August 31, 1995, the Company acquired substantially all of the inventories, property and equipment, and assumed certain facilities leases, which are operating leases, and contracts of the Affiliated Entities in exchange for promissory notes in the principle amount of $8,983,000 (the "Reorganization"), of which $7,634,000 was paid from the proceeds of the Company's initial public offering in October 1995. The remaining promissory notes in the principle amount of $1,349,000 are payable in 1997 and 1998. As a result of the Reorganization, assets attributable to the Control Group's interest have been accounted for similar to the pooling-of-interests method of accounting for business combinations. Assets and liabilities which were retained by the combined affiliates in the Reorganization have been accounted for as distributions to the combined affiliates. Amounts paid to the combined affiliates attributed to the Control Group interest have been accounted for as a distribution for financial reporting purposes. Assets transferred attributable to the non-Control Group members (the minority interest in the combined affiliates and the majority interest in the equity affiliate) have been accounted for using the purchase method of accounting for business combinations. The Company has recorded approximately $1,964,000 in costs in excess of assets acquired as a result of the transfer of assets attributable to the non-Control Group. The Reorganization was a taxable transaction for income tax purposes, and accordingly, the Company has a tax basis in the transferred assets in excess of that for financial reporting.

   The accompanying unaudited condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have

                       AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

   In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) required to present fairly the Company's financial position at June 30,1996 and December 31,1995, and the results of its operations for each of the three month and six month periods ended June 30,1996 and 1995, and the cash flows for each of the six month periods then ended.

   The operating results for the six months ended June 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION

   A schedule of supplemental cash flow information follows:

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  1996              1995
                                                                                  ----              ----
    Cash paid during the period:
      Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      95,000     $     156,000
      Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . .        510,000                --
    Significant noncash investing and financing activities:
      Equipment purchases financed with debt  . . . . . . . . . . . . . . .         54,000                --
      Notes payable issued for acquisition of franchisee  . . . . . . . . .        363,000                --

3.  EARNINGS PER SHARE

   Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,448,244 and 5,448,379 for the three months and six months ended June 30,1996, respectively.

4.  UNAUDITED PRO FORMA INFORMATION

   The computation of pro forma total revenue, net income and net income per share for the three months and six months ended June 30, 1995 prepared on the basis as if the Reorganization had occurred on January 1, 1995 with an adjustment in the level of commissions and royalties to related parties that were not incurred after the Reorganization, an adjustment for interest expense related to shareholder loans converted to common stock in conjunction with the Company's initial public offering of common stock on October 12, 1995 and the recording of income tax expense to reflect the conversion of the Company from an S corporation to a taxable entity on October 12, 1995 follows:

                                                                                THREE MONTHS       SIX MONTHS
                                                                                    ENDED             ENDED
                                                                               JUNE 30, 1995      JUNE 30,1995
                                                                               --------------     -------------
         Historical total revenue . . . . . . . . . . . . . . . . . . . . .    $    6,315,000     $  11,911,000
           Revenue of Sugarloaf Marketing . . . . . . . . . . . . . . . . .         1,426,000         3,028,000
           Pro forma adjustment to eliminate intercompany revenue . . . . .          (281,000)         (574,000)
                                                                               --------------     -------------
         Pro forma total revenue  . . . . . . . . . . . . . . . . . . . . .    $    7,460,000     $  14,365,000
                                                                               ==============     =============

                       AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)





                                                                                THREE MONTHS             SIX MONTHS
                                                                                    ENDED                   ENDED
                                                                                JUNE 30, 1995           JUNE 30,1995
                                                                               --------------           -------------
         Historical income before income taxes  . . . . . . . . . . . . . .    $      616,000           $   1,252,000
                                                                               --------------           -------------
         Pro forma adjustments:
           Net loss of Sugarloaf Marketing  . . . . . . . . . . . . . . . .           (19,000)                (41,000)
           Adjust for change in level of commissions and
             royalties to related parties . . . . . . . . . . . . . . . . .           372,000                 849,000
           Adjust for interest related to stockholder loans
             converted to equity  . . . . . . . . . . . . . . . . . . . . .            20,000                  40,000
           Eliminate minority interest and equity interest as a result of
             acquiring remaining ownership interest in affiliated entities             52,000                  86,000
           Record amortization of cost in excess of assets acquired . . . .           (25,000)                (50,000)
           Increase depreciation for assets acquired from
             non-control group  . . . . . . . . . . . . . . . . . . . . . .            (9,000)                (18,000)
                                                                               --------------           -------------
               Total adjustments to income before taxes . . . . . . . . . .           391,000                 866,000
                                                                               --------------           -------------
         Pro forma income before income taxes . . . . . . . . . . . . . . .         1,007,000               2,118,000
         Pro forma income tax expense at 38%  . . . . . . . . . . . . . . .           383,000                 805,000
                                                                               --------------           -------------
         Pro forma net income . . . . . . . . . . . . . . . . . . . . . . .    $      624,000           $   1,313,000
                                                                               ==============           =============
         Weighted average shares outstanding (1)  . . . . . . . . . . . . .         4,451,000               4,451,000
         Pro forma net income per share . . . . . . . . . . . . . . . . . .    $         0.14           $        0.29
                                                                               ==============           =============


(1) Shares used in computing pro forma net income per share are based upon 3,283,737 weighted average shares outstanding, common equivalent shares of 371,627, and 96,571 shares issued in connection with the conversion of certain stockholder loans at the initial public offering price of $7.00 per share and 699,149 shares issued to pay distributions in conjunction with the Reorganization. Common equivalent shares consist of stock options, determined using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during a 12-month period prior to the proposed offering have been included in the calculation as if they were outstanding for the entire period (using the treasury stock method and the average price of the common stock from October 16, 1995 through December 31, 1995) and the shares issued in the initial public offering whose proceeds were used to pay distributions to Control Group stockholders in connection with the Reorganization have been included in the calculation (using the initial public offering price) as if they were outstanding for the entire period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Except for the historical information contained therein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section, and those discussed in the Company's registration statement filed on Form SB-2 and Form 10-KSB for the year ended December 31,1995.

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

   The Company's total revenue for the first six months of 1996 increased 37.8% to $16,417,000 from $11,911,000 for the same period in 1995. The Company realized net income of $876,000 for the first half of 1996 compared to proforma net income of $1,313,000 in the first six months of 1995. For the second quarter of 1996 total revenue increased 33.1% to $8,403,000 as compared to $6,315,000 for the same period in 1995. Net income for the quarter was $373,000 as compared to $624,000 of proforma net income for the second period of 1995.

   Vending revenue increased $4,880,000 or 66.7% in the first half of 1996 to $12,192,000 as a result of an increase in the average number of Shoppes in use during the first half of 1996, which increased 127.3% over the average number of Shoppes in use during the same period in 1995. During the first six months of 1996, offices acquired in connection with the August 31, 1995 purchase of Sugarloaf Marketing contributed $2,654,000 in vending revenue. In conjunction with the purchase of Sugarloaf Marketing, the Company added 492 Shoppes. Through the acquisition date, the Company accounted for its ownership interest using the equity method of accounting. For the second quarter of 1996, vending revenue increased $2,626,000 or 72.1% to $6,268,000 as compared to the same period in 1995. The average number of machines in place during the second quarter of 1996 increased by 128.8% as compared to the second quarter of 1995. Sugarloaf Marketing offices contributed $1,325,000 in vending revenue during the second quarter of 1996.Vending revenue for the second quarter of 1996 was negatively impacted by a six week labor strike of two major supermarket chains in Colorado. Colorado is one of the Company's largest markets with approximately 13.2% of the Company's machine placements at June 30, 1996.

   The Company's ability to generate increased vending revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into seven new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August, the Company signed an agreement with Wal*Mart through January 1, 2000, appointing the Company as the principal operator of skill-crane vending machines for Wal*Mart Stores, Inc. The Company and its franchisees currently have approximately 300 skill-crane machines in Wal*Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal*Mart stores will be installed with skill-crane machines by the Company and its franchisees over the next 18 months. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

   Product and services revenue decreased $864,000 or 24.8% for the first six months of 1996 as compared to the same period in 1995. Product sales to Sugarloaf Marketing in the first six months of 1995 amounted to $533,000. The Company also had combined product sales of $302,000 during the first six months of 1995 to three franchisees that were purchased by the Company during the third quarter of 1995 and first and second quarters of 1996, respectively. Franchise royalties in 1996 decreased $15,000 or 2.3% as compared to amounts realized during 1995.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)



   Equipment sales to franchisees during the first six months of 1996 amounted to $958,000 as compared to $392,000 in equipment sales to franchisees in 1995. In 1996, all Shoppes purchased by franchisees from the Company's primary supplier of equipment are processed by the Company on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing cost of coordinating the purchase. The Company did negotiate a lower cost for Shoppes in 1996 as a result of this change in procedure. Prior to 1996, franchisees purchased only Treasure and Fun Shoppes from the Company. There were no initial franchise fees for the first six months of 1996 as compared to $46,000 for the comparable period in 1995.

   The cost of vending operations for the first six months of 1996 increased $3,668,000 or 73.8% to $8,639,000. Vending operations' contribution to gross profit for the first six months of 1996 increased by $1,212,000 or 51.8% to $3,553,000 over vending operations gross profit realized for the same period in 1995. The vending gross profit achieved in the first half of 1996 was 29.1% of vending revenue, as compared to 32% for the same period in 1995. For the first six months of 1996, the Sugarloaf Marketing offices contributed $1,006,000 of vending gross profit. For the second quarter of 1996, the cost of vending increased $2,084,000 or 85.4% to $4,524,000. Vending gross profit realized during the second quarter of 1996 was $1,744,000 or 27.8% as compared to $1,202,000 or 33% for the second quarter of 1995. The fixed cost element of cost of vending, which represents approximately 27% of total vending costs, was consistent with the Company's plan for the second quarter of 1996. However the margin achieved was negatively impacted primarily by the continuing under performance of the Company's "Treasure Shoppe" machines and the labor strike at two supermarket chains in Colorado.

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

   Gross profit on product and service revenue for the first six months of 1996 decreased to $483,000 or 18.4% of product and service revenue, which is .9% higher than the gross margin achieved for the same period in 1995. For the second quarter of 1996 gross profit on product and service revenue increased to $279,000 or 20.4% of product and service revenue, as compared to $272,000 or 14.3% of product and service revenue for the second quarter of 1995. The increase in product margin for the second quarter of 1996 results primarily from an increase in the price of certain categories of product offered to franchisees and a significant reduction in discounts taken on products sold during the quarter. Certain select bulk product was imported and sold during the second quarter of 1996 with a higher margin than normal.

   For the first six months of 1996, general and administrative expenses increased $1,235,000 to $3,203,000 or 19.5% of revenue, as compared to $1,968,000 or 18.4% of revenue for the comparable period in 1995. The increase in general and administrative expenses results primarily from the acquisition of Sugarloaf Marketing and other franchisees, additional operating and satellite offices opened during the second quarter of 1996, the accelerated placement of machines during the second quarter of 1996 and the additional payroll and other costs associated with being a public company. General and administrative expenses for 1995 includes $150,000 of commissions paid to the Company's two major stockholders.

   Interest expense decreased $65,000 to $91,000 in 1996 as compared to 1995. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of liquidity and capital resources historically have been cash flow from operations, borrowings under the Company's bank credit facility and borrowings from the Company's majority stockholders. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (CONTINUED)



   Net cash provided by operating activities was $1,886,000 and $933,000 in 1996 and 1995, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to by funded by existing cash or borrowings under the Company's credit facilities.

   Net cash used by investing activities was $3,964,000 and $385,000 in 1996 and 1995, respectively. Capital expenditures amounted to $3,265,000 and $449,000 in 1996 and 1995, respectively, of which $2,660,000 and $342,000 was represented by the acquisition of skill-crane machines. The acquisition of franchisees in 1996 used $613,000.

   Net cash provided by financing activities was $488,000 in 1996 as compared to $208,000 of net cash used in financing activities during 1995. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and S corporation distributions to owners.

   Under its current revolving credit agreement, the Company may borrow up to the lesser of $1,800,000 or a borrowing base defined by agreement, at the bank's prime rate plus .5%. The revolving line of credit is available through May 31, 1997, and at June 30, 1996 there was a principal amount of approximately $1,689,000 outstanding. The credit agreement provides that certain financial ratios and equity levels be maintained and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at June 30, 1996.

   Under a new draw loan agreement with the bank, the Company may borrow up to $1,200,000 at the bank's prime rate plus 1%. The Company intends to use the draw loan to finance the acquisition of skill-crane machines and fund the purchase of franchisees. The draw loan is available through May 31, 1997, and at June 30, 1996 there was no outstanding balance. The unpaid principal balance on the draw loan at May 31, 1997 will be repaid in eighteen monthly installments.

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

   In May 1996, the Company acquired the skill-crane operations of Colorado-based Northern Coin Company and the operating assets of A.F. Race, Incorporated, a Colorado based skill-crane machine service company. Under the terms of a definitive agreement, consideration for the acquisition totaled approximately $466,000. Of this amount, $301,000 was paid in cash with the balance being paid over a two year period in accordance with a promissory note.

   In July 1996, the Company acquired the Utah-based operations, including 213 skill-crane machines, and territory of one of its franchisees, Sugarloaf of Utah, Inc. Under the terms of a definitive purchase agreement, consideration for the acquisition including inventory totaled approximately $938,000. Of this amount, $505,000 was paid in cash with the balance being paid over a three year period in accordance with a promissory note.

   As acquisition opportunities arise, the capital resources of the Company may be utilized to undertake such opportunities. The timing and nature of these opportunities cannot be predicted; therefore, the financing of future acquisitions may take a variety of forms.

   Company management believes the Company's financial condition is strong and that funds generated from operations and borrowings will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

                           PART II. OTHER INFORMATION



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Stockholders was held on May 22, 1996, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal, and the ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1996. Votes were cast as follows:

                                                              Votes Against
                                            Votes For          Or Withheld        Votes Abstained     Broker Non-Votes
                                            ---------          -----------        ---------------     ----------------
     Election of Directors:
     Jerome M. Lapin . . . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     Randall J. Fagundo  . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     Abbe M. Stutsman  . . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     Richard D. Jones  . . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     J. Gregory Theisen  . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     Jim D. Baldwin  . . . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable
     John A. Sullivan  . . . . . . .        4,829,118              16,500         Not Applicable       Not Applicable

     Ratification of KPMG Peat
     Marwick LLP as independent
     auditors for the fiscal year
     ending December 31, 1996. . . .        4,845,618              None                None                 None

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits.

                     11.1   Statement re:  Computation of Per Share Earnings
                     27     Financial Data Schedule

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



                               AMERICAN COIN MERCHANDISING, INC.


                           By:  /s/   Jerome M. Lapin
                               ----------------------------------------
                                      Jerome M. Lapin
                                      President and Chief Executive Officer

                           By:  /s/   W. John Cash
                               ----------------------------------------
                                      W. John Cash
                                      Vice President, Chief Financial Office




Boulder, Colorado
August 9, 1996

                                 EXHIBIT INDEX



Exhibit No.                  Description                              Page
- -----------                  -----------                              ----
  11.1         Statement re: Computation of Per Share Earnings

  27           Financial Data Schedule