Form 10QSB
period 1996-09-30
AMERICAN COIN MERCHANDISING INC
filed 1996-11-12
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                      OUTSTANDING AT
                   CLASS                             NOVEMBER 1, 1996
                   -----                             ----------------
       Common Stock, $0.01 par value                 5,123,274 shares

Transitional Small Business Disclosure Format: Yes ______ No   X

                       AMERICAN COIN MERCHANDISING, INC.

                                     10-QSB

PART 1       FINANCIAL INFORMATION                                                                       PAGE
             Item 1.  Financial Statements

                          Condensed Balance Sheets
                            September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . .     3

                          Condensed Statements of Income for the Three Months and
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . .     4

                          Condensed Statement of Stockholders' Equity for the
                            Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . .     5

                          Condensed Statements of Cash Flows for the
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . .     6

                          Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . .     7

             Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . .    10

PART II      OTHER  INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .    13

                            FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN COIN MERCHANDISING, INC.
                           CONDENSED BALANCE SHEETS

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              1996             1995
                                                                                              ----             ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     502,000  $    1,590,000
  Trade accounts and other receivables  . . . . . . . . . . . . . . . . . . . . . . . .         707,000         768,000
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,030,000       3,411,000
  Prepaid expenses and other assets   . . . . . . . . . . . . . . . . . . . . . . . . .         197,000         190,000
                                                                                          -------------  --------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,436,000       5,959,000
                                                                                          -------------  --------------
Property and equipment, at cost:
  Vending machines  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,221,000       7,051,000
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,788,000         938,000
  Office equipment, furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . .         494,000         306,000
                                                                                          -------------  --------------
                                                                                             14,503,000       8,295,000
  Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,168,000)     (3,037,000)
                                                                                          -------------  --------------
      Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . . . .      10,335,000       5,258,000
                                                                                          -------------  --------------
Placement fees, net of accumulated amortization . . . . . . . . . . . . . . . . . . . .         197,000          20,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         350,000         350,000
Cost in excess of assets acquired, net of accumulated amortization  . . . . . . . . . .       3,252,000       2,115,000
                                                                                          -------------  --------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  19,570,000  $   13,702,000
                                                                                          =============  ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank revolving line of credit   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          --  $      406,000
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .         431,000         151,000
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         372,000         188,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,844,000       1,580,000
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153,000         104,000
  Distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         634,000
                                                                                          -------------  --------------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,800,000       3,063,000
                                                                                          -------------  --------------
Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . . . .       4,885,000         283,000
Notes payable to Control Group  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,349,000       1,349,000
                                                                                          -------------  --------------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,034,000       4,695,000
                                                                                          -------------  --------------
Stockholders' equity:
  Preferred stock, $.10 par value (Authorized 500,000 shares; none issued)  . . . . . .              --              --
  Common stock, $.01 par value (Authorized 7,000,000 shares;
    issued 5,123,274 shares)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          51,000          51,000
  Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,410,000       8,275,000
  Unearned stock option compensation  . . . . . . . . . . . . . . . . . . . . . . . . .         (58,000)             --
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,133,000         681,000
                                                                                          -------------  --------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,536,000       9,007,000
                                                                                          -------------  --------------
      Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . .   $  19,570,000  $   13,702,000
                                                                                          =============  ==============

           See accompanying notes to condensed financial statements.

                     AMERICAN COIN MERCHANDISING, INC.(a)
                        CONDENSED STATEMENTS OF INCOME

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                                      1996         1995         1996          1995
                                                                      ----         ----         ----          ----
Revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 7,997,000  $ 4,018,000   $20,189,000   $11,330,000
  Product and services  . . . . . . . . . . . . . . . . . . . .       967,000    1,759,000     3,592,000     5,248,000
  Franchise royalties   . . . . . . . . . . . . . . . . . . . .       266,000      263,000       908,000       920,000
  Equipment sales and other   . . . . . . . . . . . . . . . . .       404,000      166,000     1,362,000       619,000
                                                                  -----------  -----------  ------------   -----------
      Total revenue   . . . . . . . . . . . . . . . . . . . . .     9,634,000    6,206,000    26,051,000    18,117,000
                                                                  -----------  -----------  ------------   -----------
Cost of revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . .     5,559,000    2,790,000    14,198,000     7,761,000
  Product and services  . . . . . . . . . . . . . . . . . . . .       794,000    1,369,000     2,936,000     4,247,000
  Equipment sales   . . . . . . . . . . . . . . . . . . . . . .       390,000      159,000     1,319,000       536,000
                                                                  -----------  -----------  ------------   -----------
      Total cost of revenue   . . . . . . . . . . . . . . . . .     6,743,000    4,318,000    18,453,000    12,544,000
                                                                  -----------  -----------  ------------   -----------
      Gross profit  . . . . . . . . . . . . . . . . . . . . . .     2,891,000    1,888,000     7,598,000     5,573,000

General and administrative expenses . . . . . . . . . . . . . .     1,827,000      975,000     5,030,000     2,943,000
Commissions and royalties, related parties  . . . . . . . . . .            --      124,000            --       347,000
Interest expense, related parties . . . . . . . . . . . . . . .        27,000      118,000        81,000       191,000
Interest expense, other, net  . . . . . . . . . . . . . . . . .       109,000       38,000       146,000       121,000
Minority interest in income of combined affiliates  . . . . . .            --       13,000            --        80,000
Share of loss of equity affiliate . . . . . . . . . . . . . . .            --        8,000            --        27,000
                                                                  -----------  -----------  ------------   -----------
      Income before taxes   . . . . . . . . . . . . . . . . . .       928,000      612,000     2,341,000     1,864,000
Provision for income taxes  . . . . . . . . . . . . . . . . . .       352,000           --       889,000            --
                                                                  -----------  -----------  ------------   -----------
      Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   576,000  $   612,000   $ 1,452,000   $ 1,864,000
                                                                  ===========  ===========  ============   ===========

      Net income per share of common stock  . . . . . . . . . .   $  0.11                    $   0.27
      Weighted average common shares  . . . . . . . . . . . . .     5,460,000                  5,451,000

Pro forma information:
    Historical income before taxes  . . . . . . . . . . . . . .                $   612,000                 $ 1,864,000
    Pro forma adjustments to income before taxes  . . . . . . .                    332,000                   1,198,000
                                                                               -----------                 -----------
    Pro forma income before taxes   . . . . . . . . . . . . . .                    944,000                   3,062,000
    Pro forma income tax expense  . . . . . . . . . . . . . . .                    359,000                   1,164,000
                                                                               -----------                 -----------
    Pro forma net income  . . . . . . . . . . . . . . . . . . .                $   585,000                 $ 1,898,000
                                                                               ===========                 ===========
Pro forma earnings per common and common equivalent share
    Pro forma net income per share of common stock  . . . . . .                $   0.13                    $  0.43
    Weighted average common shares  . . . . . . . . . . . . . .                  4,451,000                   4,451,000


(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

           See accompanying notes to condensed financial statements.

                      AMERICAN COIN MERCHANDISING, INC.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           UNEARNED
                                                          ADDITIONAL         STOCK                          TOTAL
                                             COMMON        PAID-IN          OPTION         RETAINED     STOCKHOLDERS'
                                             STOCK         CAPITAL       COMPENSATION      EARNINGS        EQUITY
                                          -----------    -----------     ------------      --------     ------------
DECEMBER 31, 1995 . . . . . . . . . . .   $    51,000    $ 8,275,000     $        --    $    681,000    $  9,007,000
  Issuance of employee stock options  .            --         80,000         (80,000)             --              --
  Amortization of deferred
    compensation  . . . . . . . . . . .            --             --          20,000              --          20,000
  Tax benefit related to employee
    stock options   . . . . . . . . . .            --         57,000              --              --          57,000
  Exercise of stock options   . . . . .            --          1,000              --              --           1,000
  Termination of stock options  . . . .            --         (3,000)          2,000              --          (1,000)
  Net income  . . . . . . . . . . . . .            --             --              --       1,452,000       1,452,000
                                          -----------    -----------     -----------    ------------    ------------
SEPTEMBER 30, 1996  . . . . . . . . . .   $    51,000    $ 8,410,000     $   (58,000)   $  2,133,000    $ 10,536,000
                                          ===========    ===========     ===========    ============    ============





           See accompanying notes to condensed financial statements.

                     AMERICAN COIN MERCHANDISING, INC.(a)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   1996            1995
                                                                                   ----            ----
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,452,000    $  1,864,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . .       1,297,000         659,000
      Share of loss of equity affiliate   . . . . . . . . . . . . . . . . .              --          27,000
      Minority interest in income of combined affiliates, less
        distributions   . . . . . . . . . . . . . . . . . . . . . . . . . .              --          45,000
      Compensation expense related to stock options   . . . . . . . . . . .          19,000              --
      Loss (gain) on sales of assets  . . . . . . . . . . . . . . . . . . .           3,000         (10,000)
      Changes in operating assets and liabilities:
           Trade accounts and other receivables . . . . . . . . . . . . . .          19,000        (207,000)
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .        (457,000)     (1,424,000)
           Prepaid expenses and other assets  . . . . . . . . . . . . . . .          (7,000)       (166,000)
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . .         241,000              --
           Accounts payable and accrued expenses  . . . . . . . . . . . . .         313,000       1,194,000
                                                                                -----------    ------------
         Net cash provided by operating activities  . . . . . . . . . . . .       2,880,000       1,982,000
                                                                                -----------    ------------
Investing activities:
  Acquisitions of property and equipment  . . . . . . . . . . . . . . . . .      (5,508,000)     (1,152,000)
  Acquisition of franchisees  . . . . . . . . . . . . . . . . . . . . . . .      (1,224,000)       (154,000)
  Proceeds from sales of property and equipment   . . . . . . . . . . . . .          25,000          10,000
  Placement fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (191,000)             --
  Payments received on notes receivable from related parties  . . . . . . .              --          47,000
  Payments received on notes receivable   . . . . . . . . . . . . . . . . .          20,000          17,000
                                                                                -----------    ------------
         Net cash used in investing activities  . . . . . . . . . . . . . .      (6,878,000)     (1,232,000)
                                                                                -----------    ------------
Financing activities:
  Net borrowings on revolving line of credit  . . . . . . . . . . . . . . .       3,772,000         119,000
  Principal payments on notes payable to related parties  . . . . . . . . .              --        (167,000)
  Proceeds from issuance of notes payable to related parties  . . . . . . .              --          22,000
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . .      (1,453,000)       (460,000)
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . .       1,224,000         564,000
  Distributions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (634,000)       (420,000)
  Initial public offering costs   . . . . . . . . . . . . . . . . . . . . .              --        (299,000)
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . .           1,000           5,000
                                                                                -----------    ------------
         Net cash provided (used) in financing activities . . . . . . . . .       2,910,000        (636,000)
                                                                                -----------    ------------
         Net increase (decrease) in cash and cash equivalents . . . . . . .      (1,088,000)        114,000
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .       1,590,000         357,000
                                                                                -----------    ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .     $   502,000    $    471,000
                                                                                ===========    ============




(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company currently has 26 field offices operating in 29 states. The Company also sells products to franchisees. At September 30, 1996 there were 27 Company franchises in operation.

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

    On August 31, 1995, the Company acquired substantially all of the inventories, property and equipment, and assumed certain facilities leases, which are operating leases, and contracts of the Affiliated Entities in exchange for promissory notes in the principal amount of $8,983,000 (the "Reorganization"), of which $7,634,000 was paid from the proceeds of the Company's initial public offering in October 1995. The remaining promissory notes in the principal amount of $1,349,000 are payable in 1997 and 1998. As a result of the Reorganization, assets attributable to the Control Group's interest have been accounted for similar to the pooling-of-interests method of accounting for business combinations. Assets and liabilities included in the financial statements which were retained by the combined affiliates in the Reorganization have been accounted for as distributions to the combined affiliates. Amounts paid to the combined affiliates attributed to the Control Group interest have been accounted for as a distribution for financial reporting purposes. Assets transferred attributable to the non-Control Group members (the minority interest in the combined affiliates and the majority interest in the equity affiliate) have been accounted for using the purchase method of accounting for business combinations. The Company has recorded approximately $1,964,000 in costs in excess of assets acquired as a result of the transfer of assets attributable to the non-Control Group. The Reorganization was a taxable transaction for income tax purposes, and accordingly, the Company has a tax basis in the transferred assets in excess of that for financial reporting.

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


been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 1996 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 1995.

    In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals) required to present fairly the Company's financial position at September 30,1996 and December 31,1995, and the results of its operations for each of the three month and nine month periods ended September 30,1996 and 1995, and the cash flows for each of the nine month periods then ended.

    The operating results for the nine months ended September 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   A schedule of supplemental cash flow information follows:

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  1996          1995
                                                                                  ----          ----
    Cash paid during the period:
      Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   243,000   $   312,000
      Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . .        704,000            --
    Significant noncash investing and financing activities:
      Equipment purchases financed with debt  . . . . . . . . . . . . . . .         54,000            --
      Notes payable issued for acquisition of franchisees   . . . . . . . .        879,000            --
      Assets acquired in reorganization   . . . . . . . . . . . . . . . . .             --     1,145,000
      Net liabilities distributed in reorganization   . . . . . . . . . . .             --     1,970,000

3.  EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,459,881 and 5,451,303 for the three months and nine months ended September 30,1996, respectively.

4.  BANK REVOLVING LINE OF CREDIT

    During the third quarter of 1996, the Company entered into a new two-year revolving credit agreement which expires September 23, 1998 with interest payable monthly at the bank's prime rate. At September 30, 1996, there was a principal amount of approximately $4,178,000 outstanding on this facility that is reflected in long-term debt on the accompanying condensed balance sheet. Maximum borrowings on this facility cannot exceed the lessor of $6 million or a borrowing base defined by the agreement.

    The credit facility is secured by all business assets, including accounts receivable, inventories, property and equipment and franchise rights and agreements. The credit agreement requires that, among other things, the Company meet certain ratios and limits the Company's ability to pay dividends and incur additional debt.

                       AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


5.  UNAUDITED PRO FORMA INFORMATION

    The computation of pro forma total revenue, net income and net income per share for the three months and nine months ended September 30, 1995 prepared on the basis as if the Reorganization had occurred on January 1, 1995 with an adjustment in the level of commissions and royalties to related parties that were not paid after the Reorganization, an adjustment for interest expense related to shareholder loans converted to common stock in conjunction with the Company's initial public offering of common stock on October 12, 1995 and the recording of income tax expense to reflect the conversion of the Company from an S corporation to a taxable entity on October 12, 1995 follows:

                                                                               THREE MONTHS      NINE MONTHS
                                                                                   ENDED           ENDED
                                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   1995             1995
                                                                                   ----             ----
         Historical total revenue . . . . . . . . . . . . . . . . . . . . .    $ 6,206,000     $ 18,117,000
           Revenue of Sugarloaf Marketing . . . . . . . . . . . . . . . . .        913,000        3,941,000
           Pro forma adjustment to eliminate intercompany revenue . . . . .       (138,000)        (712,000)
                                                                               -----------     ------------
         Pro forma total revenue  . . . . . . . . . . . . . . . . . . . . .    $ 6,981,000     $ 21,346,000
                                                                               ===========     ============

         Historical income before income taxes  . . . . . . . . . . . . . .    $   612,000     $  1,864,000
                                                                               -----------     ------------
         Pro forma adjustments:
           Net loss of Sugarloaf Marketing  . . . . . . . . . . . . . . . .        (16,000)         (57,000)
           Adjust for change in level of commissions and
             royalties to related parties . . . . . . . . . . . . . . . . .        333,000        1,182,000
           Adjust for interest related to stockholder loans
             converted to equity  . . . . . . . . . . . . . . . . . . . . .         18,000           58,000
           Eliminate minority interest and equity interest as a result of acquiring remaining ownership interest in affiliated
             entities . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,000          107,000
           Record amortization of cost in excess of assets acquired . . . .        (18,000)         (68,000)
           Increase depreciation for assets acquired from
             non-control group  . . . . . . . . . . . . . . . . . . . . . .         (6,000)         (24,000)
                                                                               -----------     ------------
               Total adjustments to income before taxes . . . . . . . . . .        332,000        1,198,000
                                                                               -----------     ------------
         Pro forma income before income taxes . . . . . . . . . . . . . . .        944,000        3,062,000
         Pro forma income tax expense at 38%  . . . . . . . . . . . . . . .        359,000        1,164,000
                                                                               -----------     ------------
         Pro forma net income . . . . . . . . . . . . . . . . . . . . . . .    $   585,000     $  1,898,000
                                                                               ===========     ============
         Weighted average shares outstanding (1)  . . . . . . . . . . . . .      4,451,000        4,451,000
         Pro forma net income per share . . . . . . . . . . . . . . . . . .          $0.13            $0.43
                                                                                     =====            =====

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

   The Company's total revenue for the first nine months of 1996 increased 43.8% to $26,051,000 from $18,117,000 for the same period in 1995. The Company realized net income of $1,452,000 for the first nine months of 1996 compared to proforma net income of $1,898,000 for the same period in 1995. For the third quarter of 1996 total revenue increased 55.2% to $9,634,000 as compared to $6,206,000 for the same period in 1995. Net income for the quarter was $576,000 as compared to $585,000 of proforma net income for the third quarter of 1995.

   Vending revenue increased $8,859,000 or 78.2% for the first nine months of 1996 to $20,189,000 as a result of an increase in the average number of Shoppes in use during the first nine months of 1996, which increased 147.3% over the average number of Shoppes in use during the same period in 1995. During the first nine months of 1996, offices acquired in connection with the August 31, 1995 purchase of Sugarloaf Marketing contributed $3,725,000 in vending revenue. In conjunction with the purchase of Sugarloaf Marketing, the Company added 492 Shoppes. Through the acquisition date, the Company accounted for its ownership interest using the equity method of accounting. For the third quarter of 1996, vending revenue increased $3,979,000 or 99% to $7,997,000 as compared to the same period in 1995. The average number of machines in place during the third quarter of 1996 increased by 166.4% as compared to the third quarter of 1995. Sugarloaf Marketing offices contributed $1,064,000 in vending revenue during the third quarter of 1996.

  The Company's ability to generate increased vending revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart appointing the Company as the principal operator of skill-crane vending machines for Wal-Mart Stores, Inc. through January 1, 2000. At September 30, 1996, the Company and its franchisees had installed more than 700 skill-crane machines in approximately 500 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with skill-crane machines by the Company and its franchisees over the next 18 months. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

   Product and services revenue decreased $1,656,000 or 31.6% for the first nine months of 1996 as compared to the same period in 1995. Product sales to Sugarloaf Marketing in the first nine months of 1995 amounted to $660,000. The Company also had combined product sales of $621,000 during the first nine months of 1995 to four franchisees that were purchased by the Company during the third quarter of 1995 and first, second and third quarters of 1996. Franchise royalties in 1996 decreased $12,000 or 1.3% as compared to amounts realized during 1995.

   Equipment sales to franchisees during the first nine months of 1996 amounted to $1,335,000 as compared to $661,000 in equipment sales to franchisees in 1995. In 1996, all Shoppes purchased by franchisees from the Company's primary supplier of equipment are processed by the Company on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing costs associated with coordinating the purchase. The Company did negotiate a lower cost for Shoppes in 1996 as a result of this change in procedure. Prior to 1996, franchisees purchased only Treasure and Fun Shoppes from the Company. There were no initial franchise fees for the first nine months of 1996 as compared to $56,000 for the comparable period in 1995.

   The cost of vending operations for the first nine months of 1996 increased $6,437,000 or 82.9% to $14,198,000. Vending operations' contribution to gross profit for the first nine months of 1996 increased by $2,422,000 or 67.9% to $5,991,000 over vending operations' gross profit realized for the same period in 1995. The vending gross profit achieved through September 30, 1996 was 29.7% of vending revenue, as compared to 31.5% for the same period in 1995. The decline in vending margin in 1996 results partially from lower machine averages realized on the Company's Shoppes. For the first nine months of 1996, the Sugarloaf Marketing offices contributed $1,240,000 of vending gross profit. For the third quarter of 1996, the cost of vending increased $2,769,000 or 99.2% to $5,559,000. Vending gross profit realized during the third quarter of 1996 was $2,438,000 or 30.5% as compared to $1,228,000 or 30.6% for the third quarter of 1995.

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

   Gross profit on product and service revenue for the first nine months of 1996 decreased to $656,000 or 18.3% of product and service revenue, which is
 .8% lower than the gross margin achieved for the same period in 1995. For the third quarter of 1996 gross profit on product and service revenue decreased to $173,000 or 17.9% of product and service revenue, as compared to $390,000 or 22.2% of product and service revenue for the third quarter of 1995. The decrease in product margin for the third quarter of 1996 results primarily from sales discounts taken by franchisees that were higher than the comparable period in 1995.

   For the first nine months of 1996, general and administrative expenses increased $1,740,000 to $5,030,000 or 19.3% of revenue, as compared to $3,290,000 or 18.2% of revenue for the comparable period in 1995. The increase in general and administrative expenses results primarily from the acquisition of Sugarloaf Marketing and other franchisees, additional operating and satellite offices opened during the second and third quarters of 1996, the accelerated placement of machines during the second and third quarters of 1996 and the additional payroll and other costs associated with being a public company. General and administrative expenses for 1995 includes $347,000 of commissions paid to the Company's two major stockholders.

   Interest expense decreased $85,000 to $227,000 in 1996 as compared to 1995. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of liquidity and capital resources historically have been cash flow from operations, borrowings under the Company's bank credit facility and borrowings from the Company's majority stockholders. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

   Net cash provided by operating activities was $2,880,000 and $1,982,000 in 1996 and 1995, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to by funded by existing cash or borrowings under the Company's credit facility.

   Net cash used by investing activities was $6,878,000 and $1,232,000 in 1996 and 1995, respectively. Capital expenditures amounted to $5,508,000 and $1,152,000 in 1996 and 1995, respectively, of which $4,540,000 and $974,000 was represented by the acquisition of skill-crane machines. The acquisition of franchisees in 1996 used $1,224,000. Placement fees in 1996 amounted to $191,000.

   Net cash provided by financing activities was $2,910,000 in 1996 as compared to $636,000 of net cash used in financing activities during 1995. Financing activities consist of advances and repayments on the Company's credit facility, other debt obligations and S corporation distributions to owners.

   Under its current revolving credit agreement, the Company may borrow up to the lesser of $6,000,000 or a borrowing base defined by agreement, at the bank's prime interest rate. The revolving line of credit is available through September 23, 1998, and at September 30, 1996 there was a principal amount of approximately $4,178,000 outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at September 30, 1996.

  In January 1996, the Company acquired the Indiana-based operations, including 156 skill-crane machines, of one of its franchisees, Hoosier Coin Company, Inc., d/b/a Sugarloaf of Indiana. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $500,000. Of this amount, $297,000 was paid in cash with the balance to be paid over a three year period in accordance with a promissory note.

   In May 1996, the Company acquired the skill-crane operations of Colorado-based Northern Coin Company and the operating assets of A.F. Race, Incorporated, a Colorado based skill-crane machine service company. Under the terms of a definitive agreement, consideration for the acquisition totaled approximately $466,000. Of this amount, $301,000 was paid in cash with the balance to be paid over a two year period in accordance with a promissory note.

  In July 1996, the Company acquired the Utah-based operations, including 213 skill-crane machines, of one of its franchisees, Sugarloaf of Utah, Inc. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $938,000. Of this amount, $505,000 was paid in cash with the balance to be paid over a three year period in accordance with a promissory note.

  In August 1996, the Company acquired the Western-Colorado based operations, including 37 skill-crane machines, of one of its franchisees, Sugarloaf West. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $183,000. Of this amount, $101,000 was paid in cash with the balance to be paid over a three year period in accordance with a promissory note.

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


                                     AMERICAN COIN MERCHANDISING, INC.


                                By:  /s/ Jerome M. Lapin
                                     ------------------------------------------
                                         Jerome M. Lapin
                                         President and Chief Executive Officer

                                By:  /s/ W. John Cash
                                     ------------------------------------------
                                         W. John Cash
                                         Vice President, Chief Financial Officer




Boulder, Colorado
November 12, 1996

                                 EXHIBIT INDEX


Exhibit No.                            Description                              Page
-----------                            -----------                              ----
 11.1         Statement re: Computation of Per Share Earnings                    16

 27           Financial Data Schedule                                            17
