Form 10KSB
period 1996-12-31
AMERICAN COIN MERCHANDISING INC
filed 1997-03-27
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(X)             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

( )           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period_________to_________.

                        Commission File Number: 0-26580

                       AMERICAN COIN MERCHANDISING, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                  84-1093721
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

                  4870 STERLING DRIVE, BOULDER, COLORADO 80301
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 444-2559
                        (Registrant's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     The registrant's revenue for its most recent fiscal year was:  $38,267,000.

     The aggregate market value of the registrant's voting stock held as of February 28, 1997 by nonaffiliates of the issuer was $9,966,000.

     As of February 28, 1997, issuer had 5,284,923 shares of its $0.01 par value common stock outstanding.

     Transitional Small Business Disclosure Format.  Yes    No X
                                                        ---   ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11, and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 year. Also incorporated by reference is the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

                       AMERICAN COIN MERCHANDISING, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                    PART I
                                                                            PAGE
Item   1   Description of Business........................................... 3

Item   2   Description of Property........................................... 11

Item   3   Legal Proceedings................................................. 11

Item   4   Submission of Matters to a Vote of Security Holders............... 11

                                    PART II

Item   5   Market for Common Equity and Related Stockholder Matters.......... 12

Item   6   Management's Discussion and Analysis or Plan of Operation......... 12

Item   7   Financial Statements.............................................. 15

Item   8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 15

                                   PART III

Item   9   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.............. 16

Item  10   Executive Compensation............................................ 16

Item  11   Security Ownership of Certain Beneficial Owners and Management.... 16

Item  12   Certain Relationships and Related Transactions.................... 16

Item  13   Exhibits and Reports on Form 8-K.................................. 16

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Operations--Account Acquisition, Location Selection and Shoppe Placement", "Suppliers--Product", "Competition for Locations", "Franchise Relationship", and those discussed in the Company's "Management's Discussion and Analysis or Plan of Operation."

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. For up to 50 c. a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company attempts to place Shoppes in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations to take advantage of the regular customer traffic at these locations. The Company utilizes displays of quality merchandise, new product introductions, including Company-designed products and seasonal items, and other merchandising techniques to attract customers. The visual appeal of the Company's Shoppes, the quality of products offered and the Company's operational standards are important factors in gaining acceptance of the Company's Shoppes by retailers.

     The Company was formed in Colorado in July 1988 and was reincorporated in Delaware in July 1995. At the time the Company was founded, certain of the founders owned and operated entities that operated skill-crane machines. A wholly-owned company of one of the founders also had licensed the rights to operate similar businesses through license, sale and set-up agreements that were assigned to the Company. The Company was formed to support the license, sale and set-up agreements and to offer additional license, sale and set-up arrangements and franchises in new territories. Shortly after the Company was formed, it began combining the buying power of the affiliated businesses to purchase products and skill-crane machines at lower prices. In 1990, the Company began developing its own territories by directly owning and operating skill-crane machines.

     In order to continue to attempt to expand its operations, on August 31, 1995 the Company purchased substantially all of the inventory, property and equipment and assumed certain facilities leases and contracts of Southwest Coin Company, Sugarloaf Marketing, Inc., Sugarloaf, Ltd., Chicago Toy Company, Georgia Toy Company, Inland Merchandising, Inc., Lehigh Valley Toy Company and Performance Merchandising, Inc. (collectively, the "Affiliated Entities") for an aggregate purchase price of approximately $9.0 million (the "Reorganization"). All of the Affiliated Entities previously were franchisees of the Company and all, except Sugarloaf Marketing, were under common control with the Company.

     On October 13, 1995, the Company completed a public offering of its common shares, whereby the Company sold 1,700,000 shares at $7.00 per share, with $7.6 million of the proceeds of the offering used to repay certain of the promissory notes of the Company issued to the Affiliated Entities pursuant to the Reorganization.

BUSINESS STRATEGY

     The Company's business strategy is to differentiate itself from traditional skill-crane operators and strengthen its position as an owner, operator and franchisor of skill-crane machines in the U.S. The key elements of the Company's business strategy are as follows:

         Quality Products. The Company's Shoppes offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. The plush toys offered in the Company's Shoppes are made with 100% polyester fiber fill and high-grade outer covers and the watches include dependable movements. In addition, the Company's Shoppes offer licensed products featuring recognizable characters and theme-based items. All products offered in the Shoppes must adhere to the Company's safety and quality standards.

         Machine Appearance, Merchandise and Merchandising Techniques. The Company's Shoppes are distinctively marked with the SugarLoaf logo and other signage which is readily identifiable with the Company in order to create brand awareness. In addition, the Shoppes are well-lit and are cleaned and serviced regularly to maintain their attractive appearance. The Shoppes contain an appealing mix of products arranged by size, color, shape and type. Products with relatively higher perceived values are prominently displayed, and the Company frequently incorporates new items into the merchandise mix to maintain the Shoppes' fresh appearance. Management believes the Shoppes' appearance and the Company's merchandising techniques are important factors in gaining acceptance of the Company's Shoppes by retailers. Consumer preferences are constantly changing and difficult to predict, and consumer interest in the Company's Shoppes could decline suddenly or other prize-dispensing equipment or amusement devices could replace the Shoppes in consumer preference. The Company's success will depend in part on its ability to offer new and appealing products and on the continuing appeal of its Shoppes' skill-crane format in both existing markets and in new markets into which the Company may expand. There can be no assurance that the use of skill-crane machines and the Company's ability to profit therefrom will not be adversely affected by changing consumer trends.

         Product Procurement and Company-Designed Product. The Company controls product cost by purchasing a significant portion of its products directly from manufacturers in large quantities and acquiring merchandise that has been discontinued or is subject to substantial "close-out" discounts. The Company also controls product cost by pre-packing products which it distributes to Company-owned offices and sells to its franchisees for use in filling and merchandising the Shoppes. These pre-packed units include a predetermined mix or "recipe" of different types, sizes, shapes and colors of product which achieve the Company's merchandising objectives while also controlling average product cost. The Company is able to frequently introduce new products in its Toy Shoppes by designing a significant portion of the products and by purchasing licensed and other product from suppliers. Designing products at various price points furthers the Company's objective of controlling product cost. See "Suppliers--Product."

         Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and optimize Shoppe revenue and profitability. A higher than optimal Vend Ratio reduces customer satisfaction and results in less frequent plays, resulting in lower revenue at a given location, while a lower than optimal Vend Ratio increases the frequency at which products are dispensed and reduces profitability. If the Vend Ratio falls outside of the Company's target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. Additionally, the Company monitors each Shoppe's average weekly revenue. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe.

         Location Selection.   The Company intends to concentrate on placing
     Shoppes in supermarkets, mass merchandisers, restaurants and similar retail businesses. Within these locations, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See "Operations--Account Acquisition, Location Selection and Shoppe Placement."

         Training. The Company employs a comprehensive training program, including seminars and field training, for its regional managers, field office general managers and franchisees. It also provides operations manuals, training videos and other materials relating to office management and route merchandising to assure the achievement of the Company's business objectives. See "Operations--Supervision, Training and Support."

SHOPPES

     The Company has sought to position its Shoppes as an entertaining way to "purchase" quality products. Management believes that the quality of the Shoppes' products and the entertainment and amusement afforded by their skill-crane format have broad appeal to adults and adolescents. While skill-crane machines have been in operation for 75 years, the Company has incorporated into its Shoppes several improvements and refinements. The Company increased the size of the Shoppes to enhance their visibility and to display and vend more products and created bright, distinctive signage which is readily identifiable with the Company. The Company also added exterior lighting, brightened interior lighting and selected exterior colors of the machines to attract and focus customer attention on the products in the Shoppes. In addition, the Company has upgraded the Shoppes' operating mechanisms to achieve consistency of play and reliability of performance.

     The SugarLoaf Toy Shoppe has been operated by the Company since its inception. The Company introduced the SugarLoaf Fun Shoppe in 1993 and the SugarLoaf Treasure Shoppe in 1994. Management believes that the introduction of new types of skill-crane machines has enabled the Company to capitalize on its current routes and existing relationships by placing additional machines in existing locations, thereby increasing revenues at each location with little incremental servicing costs. The Company also may seek to introduce new types of vending and amusement machines which management believes may expand the potential locations and customers for the Company's machines. Currently the Company operates three different types of Shoppes as described below.

     The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50 c. and dispenses stuffed animals, plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 1996, the Company and its franchisees were operating approximately 5,600 SugarLoaf Toy Shoppes.

     The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50 c. and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 1996, the Company and its franchisees were operating approximately 980 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

     The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25 c. and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and young adults. The retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. Because the retail value of the products offered in the SugarLoaf Fun Shoppe are generally lower than the products offered in the SugarLoaf Toy Shoppe and the SugarLoaf Treasure Shoppe, the SugarLoaf Fun Shoppe dispenses more frequently than the Company's other Shoppes. As of December 31, 1996, the Company and its franchisees were operating approximately 1,430 SugarLoaf Fun Shoppes, approximately 85% of which were placed within locations in which another Shoppe was already in operation.

OPERATIONS

     Management believes that the Company's operations program provides for efficient and cost-effective purchasing and distribution of product. In addition, the Company and its franchisees have a route servicing system that facilitates the development of a good working relationship with location managers in regional and national chain accounts. The Company offers its franchisees the same software management tools, training programs and product and machine purchasing programs used by the Company, and they are required to use substantially the same procedures, systems and methods the Company employs in its own operations.

     Trade Relations. Currently, the Company's Shoppes are located, in order of prevalence, in supermarkets, mass merchandisers, bingo halls and bowling centers, bars and similar locations. In the future, the Company intends to attempt to place Shoppes in national and regional supermarket, mass merchandise and restaurant chain accounts to take advantage of the regular customer traffic of these locations.

     The Company or its franchisee provides the machines and pays for certain installation costs, while the retailer provides a site within the location and electrical power. The retailers generally are paid periodic commissions based upon a percentage of Shoppe revenue, generally ranging from 20% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement and vending machines such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space. However, there can be no assurance that retailers will continue to agree to the placement of Shoppes within their locations, which might decrease the Company's ability to place Shoppes and would also limit revenue growth.

     National and regional supermarket, mass merchandise and restaurant chain accounts generally do not enter into long-term contracts with vendors. In single-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. Thus, the Company's existing and future arrangements with national and regional chain accounts and other accounts may be terminated at any time.

     Account Acquisition, Location Selection and Shoppe Placement. The Company acquires new single-location accounts for the placement of its Shoppes through its regional sales managers and field office general managers. To augment its field office general managers' account acquisition activities, the Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart Stores, Inc. appointing the Company as the principal operator of skill-crane vending machines for Wal-Mart through January 1, 2000. At December 31, 1996, the Company and its franchisees had installed more than 960 skill-crane machines in approximately 660 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with skill-crane machines by the Company and its franchisees. In January 1997, the Company signed a three-year agreement with Safeway Inc. that will make the Company Safeway's domestic skill-crane operator. Although the Company intends to enter into similar arrangements with other national and regional supermarket, mass merchandise and restaurant chains, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their locations.

     Once the Company enters into a national or regional chain account agreement, it contacts each location manager to arrange for a review of the location to confirm its suitability and to obtain the manager's agreement to the placement of one or more Shoppes within the location. The Company and its regional sales manager or franchisee work together to place Shoppes at national and regional chain account locations.

     For accounts other than national chain accounts, the Company's regional sales and general managers identify viable locations, contact the location's owner or manager to confirm the suitability of the location and obtain the owner's or manager's agreement to the placement of the Shoppes and related compensation arrangements. The suitability of a location is based upon a thorough assessment by the Company, including an analysis of the surrounding trade area in order to determine the neighborhood demographics, local regulations, the level of overall retail activity and the cost-effectiveness of servicing the location through existing route merchandisers. The Company also reviews each site within the location for its visibility and accessibility to customers.

     The Company and its franchisees compete for limited sites within supermarkets with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines. The Company's Shoppes also compete with vending machine and coin-operated amusement device operators for sites in mass merchandise and restaurant chains, bowling centers and other locations. Competition for such sites is based primarily on the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company's Shoppes compares favorably to that of competing uses for available sites within retail locations.

     The Company's ability to generate increased revenue and achieve higher levels of profitability will depend primarily on its success and the success of its franchisees in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts.

     Supervision, Training and Support. The Company's area directors are primarily responsible for training the Company's regional managers and the regional managers are responsible for training the field office general managers and for ongoing support and supervision of the Company's field offices.

     Each Company field office is managed by a general manager who is responsible for the management of the office, including inventory management, and training and monitoring route merchandisers. The Company has developed a comprehensive training program for field office general managers and new franchisees covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The general managers attend training programs at the Company headquarters and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company's general managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See "Employees."

     Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company's Shoppes. The Company's route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of ten to 33 locations, depending upon volume, which are visited and serviced two to ten times per week. The route merchandiser cleans and services the Shoppe, takes inventory of the Shoppe, replaces product as needed, monitors the Vend Ratio and arranges the product within the Shoppe in accordance with the Company's merchandising techniques. The route merchandiser records the number of units of product placed in the machines and the number of plays from nonresettable meters. The meter readings are subsequently reconciled against actual collections. All collections are delivered to and verified by a field office for deposit.

     Inventory Management and Distribution. The Company's distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. After the product is procured from the Company's suppliers, it is shipped to one of two distribution centers where it is sorted and readied for pre-packing. The Company maintains inventory for the products offered through its Toy Shoppes in a public warehousing facility in Seattle, Washington. An inventory of products offered in Treasure Shoppes and the Fun Shoppes is maintained in the Company's warehouse in Boulder, Colorado. The Company communicates appropriate product mix requirements to the warehouses on a weekly basis. The warehouse sorts the products according to the Company's specified mix requirements and packs the product for each type of Shoppe into pre-packed units for shipment to Company field offices and franchises on a weekly basis.

     The Company currently has 28 field offices operating in 33 states. The field offices average approximately 1,800 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes are repaired and product inventory is maintained. Part of the route merchandisers daily route servicing responsibilities is to distribute products to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time field office general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

     Management Information Systems. The Company's management information system utilizes customized software for monitoring field office and franchisee Shoppe results. The software allows the Company to monitor individual Shoppe placements, Shoppe revenue, Vend Ratio and tax and commission payments through reports generated at the Company-owned offices. The software also allows the Company to monitor total Shoppe revenue, average Shoppe revenue, Shoppes on location and Vend Ratio and to determine franchisee royalty payments for franchise offices.

SUPPLIERS

     Product. The Company maintains a purchasing and development staff at its corporate headquarters and contracts with foreign and domestic manufacturers and outside vendors for the supply of products. The SugarLoaf Toy Shoppes offer a combination of Company-designed products that are manufactured to the Company's specifications and "off the shelf" products available from foreign manufacturers and third-party vendors. Since 1988, all Company-designed toys have been manufactured to its specifications by foreign manufacturers. Currently, the Company relies on multiple manufacturers in China to produce its custom designs, each of whom has the capability to produce a range of the toys required by the Company. Decisions regarding the choice of manufacturer are based on price, quality of workmanship, reliability and the ability of a manufacturer to meet the Company's delivery requirements. The Company purchases its other products for the SugarLoaf Treasure Shoppe and the SugarLoaf Fun Shoppe directly from vendors who purchase from foreign and domestic manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs and import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the Company's supply of products from foreign manufacturers. See "Management's Discussion and Analysis or Plan of Operation--Results of Operations, Year Ended December 31, 1996 vs. December 31, 1995."

     In addition, the Company frequently purchases merchandise for its Shoppes that has been discontinued or is subject to substantial "close-out" discounts. Discontinued, trendy or fad items that may have limited appeal in many retail outlets continue to have high appeal in the Shoppes.

     Skill-Crane Machines. The majority of the Company's skill-crane machines purchased during the fiscal year ended December 31, 1996 were purchased from Rainbow Crane, Inc., one of three suppliers approved by the Company which is also one of the Company's franchisees. See "Competition for Locations." All three of the Company's approved suppliers, including one of the leading manufacturers of skill-crane machines, are located in the U.S. The Company is currently purchasing the SugarLoaf Treasure Shoppe from one of the Company's three approved suppliers and is currently purchasing the SugarLoaf Fun Shoppe and the SugarLoaf Toy Shoppe from two of the approved suppliers. The Company intends to divide future purchases of its skill-crane machines between at least two of its approved suppliers and may seek to add new suppliers. Management believes that suitable skill-crane machines are available from a number of domestic and foreign manufacturers.

FRANCHISE RELATIONSHIP

     The Company currently has franchise agreements in effect with 20 franchisees covering 26 territories in the U.S. and one territory in British Columbia, Canada.

     The Company enters into a franchise agreement with the franchisee for each separate territory. The Company provides ongoing advice and assistance to franchisees in connection with the operation and management of each franchise through training sessions, meetings, seminars, field training and operations manuals. Franchisees are required to place a minimum number of Shoppes in each territory depending on the population of the territory. Franchisees are under no minimum product purchase obligations and are required to pay royalties equal to a percentage of vending revenue, with no fixed minimum amount required.

     The Company requires its franchisees to meet certain minimum operational standards in order to maintain consistent quality in the Shoppes. Franchisees are required to service each Shoppe no less than two times per week, to respond to service calls within a specified period of time and to maintain certain size, type and quality standards for the products dispensed in the Shoppes. In addition, franchisees are required to maintain certain average minimum Vend Ratios.

     The Company offers franchisees a cost-effective means of purchasing both products and Shoppes. The Company is able to purchase products and Shoppes in quantity and thereby reduce equipment and product costs to the Company and its franchisees. The Company offers pre-packed units of product for each of the Shoppes. The product mix in the pre-packed units is changed on a weekly basis to maintain the Shoppes' fresh appearance. Franchisees also can create their own mix of products by purchasing products in bulk from the Company or other vendors. All products purchased from other vendors must be approved by the Company.

     Although the franchise agreements require franchisees to place a specified minimum number of Shoppes within their territories and to pay franchise royalties, franchisees are under no minimum product purchase or minimum annual royalty payment obligations. There can be no assurance, therefore, that the Company will continue to realize the same or greater revenue from its franchisees. The Company also cannot require franchisees to expand operations within their territories or preclude them from taking actions inconsistent with the Company's expansion or business strategy.

TERMS OF FRANCHISE AGREEMENT

     Following is a summary of certain terms of the Company's franchise agreements currently in effect.

     Fee and Royalty Payments. Current franchise agreements typically provide for payment of an initial franchise fee which depends on the population of the franchised territory. A reduced initial fee is available to qualified current franchisees who purchase rights to operate in a new territory contiguous to their respective current territories. Initial franchise fees are not a material source of the Company's revenue. In addition, the franchisee must pay a royalty fee based on gross machine revenue, subject to quarterly adjustments, a cap on fees paid annually and a fee reduction program, as described below. The royalty may be adjusted up or down at the end of each quarter based on that quarter's average weekly gross revenue from the territory and such adjustment will remain in effect until adjusted at the end of the next succeeding calendar quarter. The annual royalties payable on gross revenue from the SugarLoaf Toy Shoppes and SugarLoaf Treasure Shoppes in a territory are capped at $125,000. There is no cap on the annual royalty payable on gross revenue from the SugarLoaf Fun Shoppe. A franchisee is entitled to a reduction in the royalty rate on gross revenue from the SugarLoaf Treasure Shoppe and the SugarLoaf Toy Shoppe of one percentage point on gross revenue for a future six-month period based on the franchisee meeting certain performance standards during the most recently completed six-month period.

     Purchase Requirements. New franchisees are required to make certain minimal initial purchases of Shoppes from the Company. Additional machines and spare parts may be purchased from the Company or any Company-approved alternative sources. Product may be ordered from the Company or from Company-approved suppliers. The Company offers products through both its pre-packing programs and a bulk-purchase program whereby volume purchases of certain designated products are made by the Company.

     Territory Requirements. Franchise agreements generally provide for an area of exclusivity defined by counties in which the Company may neither place or operate nor grant to others the right to place or operate the same type of Shoppes operated by the franchisee. The Company retains certain rights under the franchise agreements to operate other types of amusement devices and vending machines. Generally, the franchisee is prohibited from operating a SugarLoaf-marked machine or any similar type of business in any area outside of its territory without the Company's prior written consent.

     Quality Standards. All of the Company's franchise agreements require that the franchisee comply with the Company's standards and specifications for products, machines, distribution of products, inventory standards, service, placement, appearance and maintenance of the machines, product ordering procedures, installation, minimum average player return, product mix and customer relations and service calls.

     Financing Assistance. The Company has established a third-party equipment leasing program for qualified franchisees. The leasing program permits qualified franchisees to lease the machines for their territories. If the franchisee defaults on the lease, the Company has agreed to purchase the machines from the leasing company at an agreed upon price. If the Company agrees to guarantee the lease, the franchisee must pay to the leasing company a fee of less than one percent of the lease amount, which amount is then remitted to the Company by the leasing company.

     Right of First Refusal. In the event any franchisee proposes to transfer to any third party its Sugar Loaf business or any rights or interests granted by the franchise agreement business, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

COMPETITION FOR LOCATIONS

     The skill-crane industry has been in existence for over 75 years and is highly fragmented. Certain industry publications estimate that there are approximately 50,000 units of prize-dispensing equipment in operation nationwide, of which skill-cranes are the most prevalent type. Management believes that its primary competitors are five regional companies, including a private company which is a stuffed toy supplier, and other private companies which own and operate skill-crane machines. In addition, one of the Company's skill-crane machine suppliers operates SugarLoaf Fun Shoppes in two territories as a franchisee of the Company and operates other skill-crane machines independently of the Company. The majority of skill-crane operators are privately-owned "mom and pop" operations each owning and operating on average less than 20 skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes compete with other vending machines and coin-operated amusement devices and seasonal and bulk merchandise for sites in retail locations. Competition for sites in retail locations is based primarily on the amount of revenue that can be generated by a particular use of a site. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms if at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets and other venues targeted by the Company to readily compete with the Company in certain markets.

INTELLECTUAL PROPERTY

     The Company has no patents or patent applications pending and relies primarily on a combination of trademark and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company seeks to protect its product names under trademark and unfair competition laws. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including "SugarLoaf", "Toy Shoppe", "Treasure Shoppe" and "Fun Shoppe". In addition, the Company claims common law trademark protection for the mark "A Test of Skill". The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's Shoppes and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company does not have significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATION

     The Company's business is subject to extensive federal, state, provincial and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994, requires the labeling of articles which bear or contain a hazardous substance as defined in these statutes. In addition, the Consumer Product Safety Commission (the "CPSC") may, under these statutes, ban and exclude from the market toys or other articles intended for use by children which contain hazardous substances and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles. The CPSC may also exclude, without a hearing, a toy or other article from the market for a limited period upon a determination that its distribution presents an imminent hazard to public health and safety standards. If plush toys or watches were to be banned, permanently or temporarily, the Company's operations and financial position would be adversely affected.

     The distribution and operation of skill-crane machines may be subject to federal, provincial, state and local regulation, including gaming regulations, which vary from jurisdiction to jurisdiction. Certain jurisdictions may require licenses, permits and approvals to be held by companies and their key personnel in connection with the distribution or operation of skill-crane machines. Management believes that Washington is the only state in which the Company currently operates Shoppes that requires the Company to maintain a license with the state's gambling commission. Currently, the Company believes that it has obtained all necessary governmental licenses, permits and approvals necessary for the distribution or operation of the Shoppes in the Company-owned operations. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future. Franchisees are responsible for their own regulatory compliance. The rejection or termination of the Company's or any of its franchisees' licenses, permits or approvals may adversely affect the business of the Company.

     Many states and local jurisdictions lack specific laws and regulations relating to skill-crane machines, and there can be no assurance that existing state or local laws and regulations, including gaming laws and regulations, will not be construed or enforced in the future to prohibit the operation of Shoppes in these jurisdictions or subject the Company and its franchisees to additional regulations or licensing requirements. Also, there can be no assurance that new laws and regulations which prevent or restrict the operation of Shoppes in particular states or local jurisdictions will not be adopted. Any such actions on the part of states or local jurisdictions could have a material adverse effect on the Company's business and operations and on its expansion plans.

    The U.S. Federal Trade Commission and certain states require a franchisor to transmit specified disclosure statements to potential franchisees upon entering into negotiations to grant a franchise. Additionally, some states require the franchisor to register its franchise with the state before it may offer a franchise. The Company believes that its Uniform Franchise Offering Circular (together with any applicable state versions or supplements) complies in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which it offers franchises. Although the Company believes it is in material compliance with such laws in the states in which the Company is currently offering and selling franchises, the promulgation of new franchising laws and regulations could increase the administrative burden on the Company and thereby adversely affect the Company's business and operations.

INSURANCE

     The Company carries property, liability, workers' compensation and directors and officers liability insurance policies, which it believes are customary for businesses of its size and type. However, there can be no assurance that the Company's insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates. Franchisees are required to maintain certain minimum standards of insurance pursuant to their franchise agreements. Under the current form of franchise agreement, such insurance must be issued by a responsible insurance company or companies acceptable to the Company and must include fire and extended coverage insurance, comprehensive general liability insurance, general liability motor vehicle insurance on all vehicles used in the operation of the business and workers' compensation insurance. The Company must be named as an additional insured on appropriate policies.

     The Company may be subject to claims for personal injuries resulting from the use of its Shoppes or from products and other merchandise dispensed from the Shoppes. To date, the Company has not experienced any material product liability claims or costs, and it currently maintains product liability insurance which it believes to be adequate. The Company's product liability insurance coverage is limited, however, and there can be no assurance that the Company will effectively be insulated from future product liability claims or costs.

EMPLOYEES

     As of February 28, 1997, the Company had a total of 296 employees, including 31 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or covered by any collective bargaining contract.

     Each of the Company's field offices employs approximately 5 to 15 persons, including a general manager, an office assistant and an adequate number of route merchandisers to properly service the Company's Shoppes. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The regional managers oversee the operations of the Company field offices and report directly to the Company's area directors.

     The Company has an incentive bonus program pursuant to which regional managers and field office personnel may be eligible to receive incentive compensation based on office and route profitability. Management believes that this program rewards excellence in management, gives field office personnel an incentive to improve operations and results in an overall reduction in the cost of operations. In addition, regional field managers and other corporate personnel are eligible to receive options to purchase shares of Common Stock subject to ongoing service requirements.

     The Company's continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does not maintain any "key man" insurance. In addition, executives and other key employees with knowledge of the Company's operations and policies have signed non-compete agreements. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals should they decide to leave the Company and establish competitive businesses.

ITEM 2.    DESCRIPTION OF PROPERTY.

     The Company's principal executive offices are located at 4870 Sterling Drive, Boulder, Colorado, where the Company occupies approximately 4,950 square feet of office space under a lease that expires April 1, 1998 and calls for monthly rental payments of approximately $3,500. In January 1997, the Company signed a lease for new executive offices that will be located at 5660 Central Avenue, Boulder, Colorado, where the Company, its Treasure and Fun Shoppe fulfillment warehouse facilities and the Denver, Colorado operation will occupy approximately 18,000 square feet of office and warehouse space under a lease that expires January 28, 2002. The Company also is a party to twenty-five other leases which are used for office and warehouse space which average approximately 1,800 square feet, provide for monthly rental payments ranging from $350 to $1,325 and expire at various times over the period March 31, 1997 to September 22, 1999. The Company believes that its facilities are adequate for its current needs and for the anticipated expansion of its business.

ITEM 3.    LEGAL PROCEEDINGS.

     None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Common Stock Data. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: AMCN. On February 28, 1997, the number of record holders was about 25 and the Company estimates that on that date there were an additional 566 beneficial owners. The following table sets forth the quarterly high and low closing prices of the common stock, as reported by Nasdaq, for the calendar quarter indicated.

                    Quarter Ended                High         Low
                    -------------                ----         ---
          December 31, 1995 ............       $ 7.375      $ 6.00
          March 31, 1996 ...............         6.625        4.875
          June 30, 1996 ................         6.25         4.50
          September 30, 1996 ...........         6.50         4.00
          December 31, 1996 ............         6.25         4.75

     Common Stock Dividends. The Company has not declared or paid a cash dividend on its common stock. The payment of future dividends will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in current and future credit agreements and operating and financial condition of the Company, among other factors. The Company's current credit facility limits its payment of dividends while the credit facility is in place. The Company historically made S corporation distributions to its owners. See "Certain Relationships and Related Transactions."

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information that follows should be read in conjunction with Part I to the Company's 10-KSB and financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     Substantially all of the Company's revenue and gross profit is from vending revenue and product and services revenue, which is derived from the operation of Shoppes by the Company and its franchisees. As a result, the Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. The Company's vending and product and services revenue and related gross profit increased 125.5% and 161.3%, respectively, from 1994 to 1996. Over the same period, the average number of Shoppes owned and operated by the Company and its franchises increased 174.9%.

     The revenue components relating to the operation of Shoppes are vending revenue, product and services revenue, franchise royalties, initial franchise fees and equipment sales. Vending revenue represents cash receipts from the Shoppes owned and operated by the Company. The cost of product vended through Shoppes, costs associated with the servicing of Shoppes and the commissions paid to retail locations comprise the majority of the cost of vending. Product and services revenue consists primarily of product sales to franchisees and also include related service fees, which are immaterial. Franchise royalties represent the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees. Initial franchise fees have not been material, and the Company does not plan an expansion of its franchise network. Equipment sales to franchisees during 1996, 1995 and 1994 amounted to $1,696,000, $659,000 and $818,000, respectively. In 1996, all Shoppes purchased by franchisees from the Company's primary supplier of equipment were processed by the Company on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing costs associated with coordinating the purchase. The Company negotiated a lower cost for Shoppes in 1996 as a result of this change in procedure. Prior to 1996, franchisees purchased only Treasure and Fun Shoppes from the Company.

     For the years ended December 31, 1995 and 1994, general and administrative expenses included $232,000 and $290,000, respectively, of commissions paid to the Company's two major stockholders. As a result of the Company's initial public offering, the Company is no longer required to pay commissions to the two major stockholders.

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

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     The Company's total revenue increased 48.8% from $25,714,000 in 1995 to $38,267,000 in 1996. Vending revenue increased $13,408,000 or 78.7% in 1996 to
$30,439,000 primarily as a result of an increase in the average number of Shoppes in use during 1996, which increased 95.8% over the average number of Shoppes in use during 1995. Proforma vending revenue for 1995 was $20,972,000, adjusted for the effect of the August 31, 1995 purchase of Sugarloaf Marketing. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart Stores, Inc. through January 1, 2000. At December 31, 1996, the Company had installed more than 830 skill-crane machines in approximately 540 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with skill-crane machines by the Company and its franchisees. In January 1997, the Company signed a three-year agreement with Safeway Inc. that will make the Company Safeway's domestic skill-crane operator. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

     Product and services revenue decreased $1,738,000 or 26.1% in 1996 as compared to 1995. Product sales to Sugarloaf Marketing through August 31,1995 amounted to $660,000. The Company also had combined product sales of $621,000 during 1995 to four franchisees that were purchased by the Company during the third quarter of 1995 and first, second and third quarters of 1996. Franchise royalties in 1996 decreased $48,000 or 3.8% over amounts realized during 1995. There were no initial franchise fees in 1996 as compared to $86,000 in 1995.

     The cost of vending operations increased $9,582,000 in 1996 to $21,283,000. The vending operations' contribution to 1996 gross profit increased to $9,156,000, which represents a 71.8% increase over gross profit from vending operations realized in 1995. The vending gross profit achieved in 1996 was 30.1% of vending revenue, which represents a decrease from the 31.3% of vending revenue achieved in 1995. The decline in vending margin in 1996 results primarily from a higher commission rate paid to locations. Substantially all the Company's plush toys and certain other products dispensed in the Company's SugarLoaf Toy Shoppes are produced by foreign manufacturers and a majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company also purchases a substantial portion of the products for its other Shoppes from vendors who obtain product from domestic and foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs and import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the Company's supply of products from foreign manufacturers. China currently enjoys "most favored nation" ("MFN") status under U.S. tariff laws, which allows for the most favorable category of U.S. import duties. The loss of MFN status for China could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company. Although the Company would attempt to mitigate any such increased cost by procuring its product from other countries, it would likely incur substantially higher costs and temporary disruptions in supply in the event that it becomes necessary to do so.

     Gross profit on product and service revenue in 1996 decreased to $954,000, or 19.4% of product and service revenue, which is .7% higher than the gross margin achieved in 1995. The increase in 1996 product gross margin results primarily from lower import freight costs. The gross profit generated through equipment sales to franchisees in 1996 decreased to .8% of equipment sales as a result of the change in the program as discussed above.

     General and administrative expenses increased $2,488,000 to $7,053,000 or 18.4% of revenue, as compared to $4,565,000 or 17.8% of revenue in 1995. The increase in general and administrative expenses results primarily from the acquisition of Sugarloaf Marketing and other franchisees, additional operating and satellite offices opened during 1996, the accelerated placement of machines during 1996 and the additional payroll and other costs associated with being a public company. General and administrative expenses for 1995 includes $232,000 of commissions paid to the Company's two major stockholders.

     Interest expense decreased $8,000 to $375,000 in 1996 as compared to 1995. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

     The Company's total revenue increased 46% from $17,614,000 in 1994 to $25,714,000 in 1995. Vending revenue increased $5,380,000 or 46.2% in 1995 to
$17,031,000 as a result of an increase in the average number of Shoppes in use during 1995, which increased 74.6% over the average number of Shoppes in use during 1994. Shoppes acquired in connection with the purchase of Sugarloaf Marketing contributed $1,776,000 in vending revenue from September 1, 1995 to December 31, 1995 with 492 Shoppes added August 31, 1995. Product and services revenue increased $2,637,000 or 65.4% in 1995 as compared to 1994 as a result of a 25.1% increase in the average franchisee machines on location in 1995 compared to 1994 and the new plush pre-pack program that mixes and bags product per the Company's product mix formula. Franchise royalties in 1995 increased $191,000 or 18% over amounts realized during 1994. Equipment sales to franchisees during 1995 amounted to $659,000, which represents a 19.4% decline from equipment sales to franchisees in 1994. Initial franchise fees during 1995 increased $33,000 to $86,000 as compared to 1994.

    The cost of vending operations increased $3,302,000 in 1995 to $11,701,000. The vending operations' contribution to 1995 gross profit increased to $5,330,000, which represents a 63.9% increase over gross profit from vending operations realized in 1994. The vending gross profit achieved in 1995 was 31.3% of vending revenue, which represents an increase from the 27.9% of vending revenue achieved in 1994. The increase is primarily attributable to lower product costs realized by the Company's vending operation that result from the significant increase in products procured for the Company's pre-pack program. Gross profit on product and service revenue in 1995 increased to $1,249,000, or 18.7% of product and service revenue, which is 3.4% higher than the gross margin achieved in 1994. The increase in 1995 results from the full implementation of the pre-pack program during the second quarter of 1995 and the economies realized from a significant increase in the amount of product procured for the program The gross profit generated through equipment sales to franchisees in 1995 increased to 3.5% of equipment sales in 1995 compared to 3.1% achieved in 1994.

     General and administrative expenses increased $958,000 in 1995 to $4,565,000, primarily as a result of the acquisition of Sugarloaf Marketing, but decreased as a percentage of revenue to 17.8% in 1995 as compared to 20.5% in 1994 primarily as a result of higher revenue. General and administrative expenses include $232,000 and $290,000 of commissions paid to the Company's two major stockholders for 1995 and 1994, respectively.

     Interest expense increased $155,000 to $383,000 in 1995 as compared to 1994. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flow from operations, borrowings under the Company's bank credit facility and borrowings from the Company's majority stockholders. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

     Net cash provided by operating activities was $4,219,000, $2,852,000 and $1,772,000 in 1996, 1995 and 1994, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to be funded by existing cash or borrowings under the Company's credit facility.

     Net cash used by investing activities was $7,451,000, $5,498,000 and $1,468,000 in 1996, 1995 and 1994, respectively. Capital expenditures amounted to $6,098,000, $2,234,000 and $1,549,000 in 1996, 1995 and 1994, respectively, of which $4,765,000, $1,630,000 and $1,423,000 was represented by the acquisition of skill-crane machines. Capital expenditures in 1997 are expected to be approximately $7,543,000, and will be primarily for the acquisition of skill-crane machines. The acquisition of franchisees other than through the Reorganization in 1995 used $1,224,000 and $160,000 in 1996 and 1995, respectively. Payments to the non-control group in the Reorganization were $3,125,000 in 1995. Additional investing activity results primarily from collections on notes receivable generated through the partial financing of machines purchased by franchisees, initial franchise fees and additional notes issued to related parties.

     Net cash provided by financing activities was $2,413,000 and $3,879,000 in 1996 and 1995 respectively, while $256,000 was used by financing activities in 1994. The issuance of common stock primarily in connection with the Company's initial public offering, provided $10,056,000 in 1995 of which $4,509,000 was used to pay distributions to the Control Group in connection with the Reorganization. Cash of $326,000 was retained by the combined affiliates in the Reorganization. Other financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and S corporation distributions to owners.

     Under its current revolving credit agreement, the Company may borrow up to the lesser of $6,000,000 or a borrowing base defined by agreement, at the bank's prime interest rate. The revolving line of credit is available through September 23, 1998, and at December 31, 1996 there was a principal amount of approximately $3,787,000 outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at December 31, 1996.

     In January 1996, the Company acquired the Indiana-based operations, including 156 skill-crane machines, of one of its franchisees, Hoosier Coin Company, Inc., d/b/a Sugarloaf of Indiana. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $495,000. Of this amount, $297,000 was paid in cash with the balance to be paid over a three year period in accordance with the terms of a promissory note.

     In May 1996, the Company acquired the skill-crane operations of Colorado-based Northern Coin Company and the operating assets of A.F. Race, Incorporated, a Colorado based skill-crane machine service company. Under the terms of a definitive agreement, consideration for the acquisition totaled approximately $466,000. Of this amount, $301,000 was paid in cash with the balance to be paid over a two year period in accordance with the terms of a promissory note.

     In July 1996, the Company acquired the Utah-based operations, including 213 skill-crane machines, of one of its franchisees, Sugarloaf of Utah, Inc. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $939,000. Of this amount, $505,000 was paid in cash with the balance to be paid over a three year period in accordance with the terms of a promissory note.

     In August 1996, the Company acquired the Western-Colorado based operations, including 37 skill-crane machines, of one of its franchisees, Sugarloaf West. Under the terms of a definitive purchase agreement, consideration for the acquisition, including inventory, totaled approximately $183,000. Of this amount, $101,000 was paid in cash with the balance to be paid over a three year period in accordance with the terms of a promissory note.

     As acquisition opportunities arise, the capital resources of the Company may be utilized to undertake such opportunities. The timing and nature of these opportunities cannot be predicted; therefore, the financing of future acquisitions may take a variety of forms.

     Company management believes the Company's financial condition is strong and that funds generated from operations and borrowings available under its credit agreement and the Company's ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

ITEM 7.    FINANCIAL STATEMENTS.

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Directors of Registrant. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption ELECTION OF DIRECTORS appearing on page 2 of the Company's Proxy Statement dated March 28, 1997, and is incorporated herein by reference.

     Executive Officers of the Registrant. At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers of the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant are set forth under the caption EXECUTIVE OFFICERS appearing on page 6 of the Company's Proxy Statement dated March 28, 1997, and are incorporated herein by reference.

     Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, during the fiscal year ended December 31, 1996, all directors, officers or more than ten percent shareholders timely filed their Form 3's and Form 4's, except for Jerome M. Lapin who failed to file a timely Form 4 related to the exercise of stock options for 9,500 shares of common stock.

ITEM 10.   EXECUTIVE COMPENSATION.

     Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION beginning on page 7 of the Company's Proxy Statement dated March 28, 1997, and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers as of February 28, 1997, and the amount of such shares with respect to which certain of the directors and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing on page 5 of the Company's Proxy Statement dated March 28, 1997, and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN TRANSACTIONS beginning on page 9 of the Company's Proxy Statement dated March 28, 1997, and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   EXHIBITS

           2.1+ Memorandum of Terms for the Purchase of Assets between the Registrant and Chicago Toy Company, Inc., dated July 17, 1995.
           2.2+ Memorandum of Terms for the Purchase of Assets between the Registrant and Georgia Toy Company, dated July 21, 1995.
           2.3+ Memorandum of Terms for the Purchase of Assets between the Registrant and Inland Merchandising, Inc., dated July 21, 1995.
           2.4+ Memorandum of Terms for the Purchase of Assets between the Registrant and Lehigh Valley Toy Company, dated July 21, 1995.
           2.5+ Memorandum of Terms for the Purchase of Assets between the Registrant and Performance Merchandising, Inc., dated July 21, 1995.
           2.6+ Memorandum of Terms for the Purchase of Assets between the Registrant and Southwest Coin Company, dated July 21, 1995.

           2.7+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Sugarloaf, Ltd. and Sugarloaf
                       Marketing, Inc., dated May 31, 1995.
           2.8+        Asset Purchase Agreement among the Registrant, certain
                       persons and Chicago Toy Company, Inc., dated August 31,
                       1995.
           2.9+        Asset Purchase Agreement among the Registrant, certain
                       persons and Georgia Toy Company, dated August 31, 1995.
           2.10+       Asset Purchase Agreement among the Registrant, certain
                       persons and Inland Merchandising, Inc., dated August 31,
                       1995.
           2.11+       Asset Purchase Agreement among the Registrant, certain
                       persons and Lehigh Valley Toy Company, dated August 31,
                       1995.
           2.12+       Asset Purchase Agreement among the Registrant, certain
                       persons and Performance Merchandising, Inc., dated
                       August 31, 1995.
           2.13+       Asset Purchase Agreement among the Registrant, certain
                       persons and Sugarloaf Ltd. and Sugarloaf Marketing,
                       Inc., dated August 31, 1995.
           3.1+        Certificate of Incorporation of the Registrant.
           3.2+        Bylaws of the Registrant.
           4.1+        Reference is made to Exhibits 3.1 and 3.2.
           4.2+        Specimen Stock Certificate.
           10.1+       Form of Indemnity Agreement to be entered into between
                       the Registrant and its directors and executive officers.
           10.2+       Amended and Restated Stock Option Plan of the Registrant
                       (the "Option Plan").
           10.3+       Form of Incentive Stock Option under the Option Plan.
           10.4+       Form of Nonstatutory Stock Option under the Option Plan.
           10.5+       1995 Non-Employee Director Stock Option Plan (the
                       "Director Plan").
           10.6+       Form of Nonstatutory Stock Option under the Director
                       Plan.
           10.7+       Stockholder Agreement between the Registrant and the
                       Founders, certain of their spouses and Jerome M. Lapin,
                       dated as of January 6, 1994, as amended July 21, 1995.
           10.8+       Letter Agreement between the Registrant and Norwest Bank
                       Colorado, N.A., dated as of October 11, 1995.
           10.9+       Registrant's Uniform Franchise Offering Circular, dated
                       August 31, 1995, including forms of the Franchise
                       Agreement, the National Account Program Agreement,
                       Pre-Pack Program Agreement and the Bulk Purchasing
                       Agreement.
           10.10+      Amended and Restated Term Loan and Credit Agreement,
                       including exhibits thereto, between the Registrant and
                       Norwest Bank Colorado, N.A., dated as of May 1, 1995, as
                       amended on July 21, 1995.
           10.11+      Amended and Restated Promissory Notes between the
                       Registrant and each of the parties set forth within,
                       dated as of August 31, 1995.
           10.12+      Modification Agreement, dated August 25, 1995, between
                       the Registrant and Norwest Bank Colorado, N.A.
           10.13+      Form of Representative's Warrant.
           10.14+      Form of Uniform Commercial Code Security Agreement
                       between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
           10.15+      Form of Noncompetition Agreement between the Registrant
                       and each of the parties listed on the attached schedule, dated as of August 31, 1995.
           10.16+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as of August 31, 1995.
           10.17+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as of August 31, 1995.
           10.18+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as of August 31, 1995.
           10.19+      Subordination Agreement between the Registrant and
                       Georgia Toy Company, dated as of August 31, 1995.
           10.20+      Subordination Agreement between the Registrant and Inland
                       Merchandising, Inc., dated as of August 31, 1995.
           10.21+      Subordination Agreement between the Registrant and
                       Lehigh Valley Toy Company, dated as of August 31, 1995.

           10.22+      Subordination Agreement between the Registrant and
                       Performance Merchandising, Inc., dated as of August 31,
                       1995.
           10.23+      Subordination Agreement between the Registrant, Sugarloaf
                       Ltd., Sugarloaf Marketing, Inc. and Southwest Coin
                       Company, dated as of August 31, 1995.
           10.24+      Subordination Agreement between the Registrant and
                       Chicago Toy Company, Inc., dated as of August 31, 1995.
           10.25+      Agreement to Purchase  Assets and Release among Pleasant
                       Valley Toy Company, Inc., Robert G. Kittridge and the
                       Registrant dated as of September 6, 1995.
           10.26       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and Jerome M. Lapin.
           10.27       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and Abbe M. Stutsman.
           10.28       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and W. John Cash.
           10.29*      Other Income Vendor Agreement, dated as of July 31, 1996,
                       between the Registrant and Wal-Mart Stores, Inc.
           10.30       Credit Agreement, including exhibits thereto, between the
                       Registrant and Wells Fargo Bank (Colorado), N.A., dated
                       as of September 23, 1996.
           10.31       Revolving Line of Credit Note, between the Registrant and
                       Wells Fargo Bank, N.A., dated as of September 23, 1996.
           10.32       Continuing  Security  Agreement:  Equipment, Rights to
                       Payment and Inventory, between the Registrant and Wells
                       Fargo Bank, N.A., dated as of September 23, 1996.
           10.33       Commercial Lease Agreement, between the Registrant and
                       Technical Building Company, dated as of January 28, 1997.
           11.1        Computation of Per Share Earnings.
           16.1+       Letter of Gallant & Company, P.C. to the Securities and
                       Exchange Commission pursuant to the requirements of Item
                       304(a) (3) of Regulation S-B.
           23.1        Consent of KPMG Peat Marwick LLP
           27          Financial Data Schedule

         + Incorporated by reference to the Company's Registration Statement on
              Form SB-2, File No. 33-95446-D.
         * An order seeking confidential treatment for certain portions of the exhibit has been applied for.

     (b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the period covered by this report.

                       AMERICAN COIN MERCHANDISING, INC.

                         INDEX TO FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                PAGE
Independent Auditors' Report ...............................    F-1

Financial Statements:

     Balance Sheets ........................................    F-2

     Statements of Earnings ................................    F-3

     Statements of Stockholders' Equity ....................    F-4

     Statements of Cash Flows ..............................    F-5

     Notes to Financial Statements .........................    F-6

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

     We have audited the accompanying balance sheets of American Coin Merchandising, Inc. (formerly American Coin Merchandising, Inc. and affiliates through August 31, 1995) as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                            /s/ KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP




Boulder, Colorado
February 25, 1997

                       AMERICAN COIN MERCHANDISING, INC.
                                 BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                 -----------------------
                                                                                                 1996               1995
                                                                                                 ----               ----
                                                        ASSETS
Current assets:
   Cash and cash equivalents ...........................................................    $    771,000        $  1,590,000
   Trade accounts and other receivables ................................................         673,000             748,000
   Inventories .........................................................................       4,329,000           3,411,000
   Current portion of trade notes receivable ...........................................              --              20,000
   Prepaid expenses and other assets ...................................................         180,000             190,000
                                                                                            ------------        ------------
       Total current assets ............................................................       5,953,000           5,959,000
                                                                                            ------------        ------------

Property and equipment, at cost:
   Vending machines ....................................................................      12,446,000           7,051,000
   Vehicles ............................................................................       2,095,000             938,000
   Office equipment, furniture and fixtures ............................................         527,000             306,000
                                                                                            ------------        ------------
                                                                                              15,068,000           8,295,000
   Less accumulated depreciation .......................................................      (4,697,000)         (3,037,000)
                                                                                            ------------        ------------
       Property and equipment, net .....................................................      10,371,000           5,258,000
                                                                                            ------------        ------------

Placement fees, net of accumulated amortization ........................................         183,000              20,000
Deferred income taxes ..................................................................          42,000             350,000
Cost in excess of assets acquired, net of accumulated amortization .....................       3,209,000           2,115,000
                                                                                            ------------        ------------

       Total assets ....................................................................    $ 19,758,000        $ 13,702,000
                                                                                            ============        ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank revolving line of credit .......................................................    $         --        $    406,000
   Current portion of long-term debt ...................................................         435,000             151,000
   Current portion of notes payable to Control Group ...................................         674,000                  --
   Income taxes payable ................................................................         279,000             188,000
   Accounts payable ....................................................................         544,000           1,055,000
   Accrued commissions .................................................................         747,000             525,000
   Other accrued expenses ..............................................................         344,000             104,000
   Distribution payable ................................................................              --             634,000
                                                                                            ------------        ------------
       Total current liabilities .......................................................       3,023,000           3,063,000

Long-term debt, net of current portion .................................................       4,384,000             283,000
Notes payable to Control Group .........................................................         675,000           1,349,000
                                                                                            ------------        ------------
       Total liabilities ...............................................................       8,082,000           4,695,000
                                                                                            ------------        ------------

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) ............              --                  --
   Common stock, $.01 par value (Authorized 7,000,000 shares; issued 5,123,274 shares
     in 1996 and 5,081,608 in 1995) ....................................................          51,000              51,000
   Additional paid-in-capital ..........................................................       8,407,000           8,355,000
   Unearned stock option compensation ..................................................         (49,000)            (80,000)
   Retained earnings ...................................................................       3,267,000             681,000
                                                                                            ------------        ------------
       Total stockholders' equity ......................................................      11,676,000           9,007,000
                                                                                            ------------        ------------
Commitments
       Total liabilities and stockholders' equity ......................................    $ 19,758,000        $ 13,702,000
                                                                                            ============        ============



                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                             STATEMENTS OF EARNINGS

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                   1996              1995              1994
                                                                   ----              ----              ----
Revenue:
   Vending ..................................................   $30,439,000       $17,031,000       $11,651,000
   Product and services .....................................     4,930,000         6,668,000         4,031,000
   Franchise royalties ......................................     1,204,000         1,252,000         1,061,000
   Equipment sales and other ................................     1,694,000           763,000           871,000
                                                                -----------       -----------       -----------
       Total revenue ........................................    38,267,000        25,714,000        17,614,000
                                                                -----------       -----------       -----------

Cost of revenue:
   Vending ..................................................    21,283,000        11,701,000         8,399,000
   Product and services .....................................     3,976,000         5,419,000         3,414,000
   Equipment sales ..........................................     1,683,000           635,000           793,000
                                                                -----------       -----------       -----------
       Total cost of revenue ................................    26,942,000        17,755,000        12,606,000
                                                                -----------       -----------       -----------

       Gross profit .........................................    11,325,000         7,959,000         5,008,000

General and administrative expenses .........................     7,053,000         4,218,000         3,247,000
Commissions and royalties, related parties ..................            --           347,000           360,000
Interest expense, related parties ...........................       108,000           224,000           144,000
Interest expense, other .....................................       267,000           159,000            84,000
Minority interest in income of combined affiliates ..........            --            80,000            62,000
Share of loss of equity affiliate ...........................            --            27,000            29,000
                                                                -----------       -----------       -----------

       Earnings before taxes ................................     3,897,000         2,904,000         1,082,000
Provision for income taxes ..................................     1,311,000           329,000                --
                                                                -----------       -----------       -----------

       Net earnings .........................................   $ 2,586,000       $ 2,575,000       $ 1,082,000
                                                                ===========       ===========       ===========

Net earnings per share of common stock ......................   $   0.48
Weighted average common shares ..............................     5,417,000

Pro forma information:
     Historical earnings before taxes .......................                     $ 2,904,000
     Pro forma adjustments to earnings before taxes .........                       1,207,000
                                                                                  -----------
     Pro forma earnings before taxes ........................                       4,111,000
     Pro forma income tax expense ...........................                      (1,562,000)
                                                                                  -----------
     Pro forma net earnings .................................                     $ 2,549,000
                                                                                  ===========

Pro forma earnings per common and common equivalent share
     Pro forma net earnings per share .......................                     $   0.55
     Weighted average common shares .........................                       4,669,000




(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   UNEARNED
                                                                    STOCK                                            TOTAL
                                                   ADDITIONAL       OPTION                         EQUITY            STOCK-
                                      COMMON        PAID-IN         COMPEN-         RETAINED         OF             HOLDERS'
                                      STOCK         CAPITAL         SATION          EARNINGS      AFFILIATES         EQUITY
                                   ------------   ------------    ------------    ------------    ----------      ------------

DECEMBER 31, 1993 ................ $     31,000   $     34,000    $         --    $    101,000    $    667,000    $    833,000
   Issuance of common stock ......           --             --              --              --           4,000           4,000
   Net earnings ..................           --             --              --         602,000         480,000       1,082,000
   Distributions .................           --             --              --        (260,000)       (445,000)       (705,000)
                                   ------------   ------------    ------------    ------------    ------------    ------------


DECEMBER 31, 1994 ................       31,000         34,000              --         443,000         706,000       1,214,000
   Issuance of 1,700,000 common
     stock in public offering, net       17,000     10,034,000              --              --              --      10,051,000
   Issuance of employee
     stock options ...............           --         80,000         (80,000)             --              --              --
   Exercise of employee stock
     options .....................        2,000          3,000              --              --              --           5,000
   Conversion of stockholder loans        1,000        675,000              --              --              --         676,000
   Net earnings ..................           --             --              --       2,072,000         503,000       2,575,000
   Distributions .................           --             --              --        (634,000)       (420,000)     (1,054,000)
   Distribution to Control Group
     in conjunction with
     Reorganization ..............           --             --              --      (4,162,000)       (789,000)     (4,951,000)
   Deferred tax asset
     established
     in Reorganization ...........           --        491,000              --              --              --         491,000
   Termination of S corporation
     tax status ..................           --     (2,962,000)             --       2,962,000              --              --
                                   ------------   ------------    ------------    ------------    ------------    ------------


DECEMBER 31, 1995 ................       51,000      8,355,000         (80,000)        681,000              --       9,007,000
   Amortization of deferred
     compensation ................           --             --          26,000              --              --          26,000
   Tax benefit related to
     employee stock options ......           --         57,000              --              --              --          57,000
   Exercise of employee stock
     options .....................           --          1,000              --              --              --           1,000
   Termination of employee
     stock options ...............           --         (6,000)          5,000              --              --          (1,000)
   Net earnings ..................           --             --              --       2,586,000              --       2,586,000
                                   ------------   ------------    ------------    ------------    ------------    ------------


DECEMBER 31, 1996 ................ $     51,000   $  8,407,000    $    (49,000)   $  3,267,000    $         --    $ 11,676,000
                                   ============   ============    ============    ============    ============    ============



(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                            STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Operating activities:
   Net earnings ............................................................... $  2,586,000    $  2,575,000    $  1,082,000
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization ..........................................    1,891,000         930,000         688,000
       Share of loss of equity affiliate ......................................           --          27,000          29,000
       Minority interest in income of combined affiliates,
         less distributions ...................................................           --          45,000           5,000
       Compensation expense related to stock options ..........................       25,000              --              --
       Deferred income tax expense ............................................      308,000         141,000              --
       Provisions for doubtful accounts and notes receivable ..................           --              --           7,000
       Loss (gain) on sales of assets .........................................        3,000         (10,000)             --
       Changes in operating assets and liabilities, net of Reorganization and acquisitions:
           Trade accounts and other receivables ...............................       53,000        (206,000)       (154,000)
           Inventories ........................................................     (756,000)     (1,650,000)       (573,000)
           Prepaid expenses and other assets ..................................       10,000        (182,000)         56,000
           Income taxes payable ...............................................      148,000         188,000              --
           Accounts payable and accrued expenses ..............................      (49,000)        994,000         632,000
                                                                                ------------    ------------    ------------
         Net cash provided by operating activities ............................    4,219,000       2,852,000       1,772,000
                                                                                ------------    ------------    ------------

Investing activities:
   Acquisitions of property and equipment .....................................   (6,098,000)     (2,234,000)     (1,549,000)
   Acquisitions of franchisees ................................................   (1,224,000)       (160,000)             --
   Acquisition of non-Control Group interests in Reorganization ...............           --      (3,125,000)             --
   Proceeds from sales of property and equipment ..............................       43,000          10,000          78,000
   Placement fees .............................................................     (192,000)        (20,000)             --
   Payments received on notes receivable from related parties .................           --          14,000              --
   Payments received on notes receivable ......................................       20,000          17,000          33,000
   Additions to notes receivable from related parties .........................           --              --         (30,000)
                                                                                ------------    ------------    ------------
         Net cash used in investing activities ................................   (7,451,000)     (5,498,000)     (1,468,000)
                                                                                ------------    ------------    ------------

Financing activities:
   Net borrowings (payments) on revolving line of credit ......................    3,381,000        (121,000)       (153,000)
   Principal payments on notes payable to related parties .....................           --        (167,000)       (247,000)
   Proceeds from issuance of notes payable to related parties .................           --          22,000         444,000
   Principal payments on long-term debt .......................................   (1,559,000)     (1,172,000)       (397,000)
   Proceeds from issuance of long-term debt ...................................    1,224,000         516,000         802,000
   Distributions ..............................................................     (634,000)       (420,000)       (705,000)
   Payments to Control Group in Reorganization ................................           --      (4,509,000)             --
   Cash retained by combined affiliates in Reorganization .....................           --        (326,000)             --
   Issuance of common stock, net of offering costs ............................        1,000      10,056,000              --
                                                                                ------------    ------------    ------------
         Net cash provided by (used in) financing activities ..................    2,413,000       3,879,000        (256,000)
                                                                                ------------    ------------    ------------
         Net increase (decrease) in cash and cash equivalents .................     (819,000)      1,233,000          48,000
Cash and cash equivalents at beginning of year ................................    1,590,000         357,000         309,000
                                                                                ============    ============    ============
Cash and cash equivalents at end of year ...................................... $    771,000    $  1,590,000    $    357,000
                                                                                ============    ============    ============




(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company currently has 26 field offices operating in 31 states. The Company also sells products to franchisees. At December 31, 1996 there were 26 Company franchises in operation.

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

     Due to the common controlling ownership, the accompanying financial statements include the accounts of the Company and the combined affiliates (collectively referred to as the "Combined Companies") through August 31, 1995. All material intercompany balances and transactions have been eliminated. Through August 31, 1995 the Control Group's interest has been accounted for as equity of affiliates and the other stockholders' interest has been reflected as minority interest. As such, the assets and liabilities of the Combined Companies have been accounted for in the financial statements based upon their historical costs through August 31, 1995. The financial statements account for the Control Group ownership interest in Sugarloaf Marketing, Inc. using the equity method of accounting through August 31, 1995.

     On August 31, 1995, the Company acquired substantially all of the inventories, property and equipment, and assumed certain facilities leases, which are operating leases, and contracts of the Affiliated Entities in exchange for promissory notes in the principal amount of $8,983,000 (the "Reorganization"), of which $7,634,000 was paid from the proceeds of the Company's initial public offering in October 1995. The remaining promissory notes in the principal amount of $1,349,000 are payable in 1997 and 1998. As a result of the Reorganization, assets attributable to the Control Group's interest have been accounted for similar to the pooling-of-interests method of accounting for business combinations. Assets and liabilities included in the financial statements which were retained by the combined affiliates in the Reorganization have been accounted for as distributions to the combined affiliates. Amounts paid to the combined affiliates attributed to the Control Group interest have been accounted for as a distribution for financial reporting purposes. Assets transferred attributable to the non-Control Group members (the minority interest in the combined affiliates and the majority interest in the equity affiliate) have been accounted for using the purchase method of accounting for business combinations. The Company has recorded approximately $1,964,000 of costs in excess of assets acquired as a result of the transfer of assets attributable to the non-Control Group. The Reorganization was a taxable transaction for income tax purposes, and accordingly, the Company has a tax basis in the transferred assets in excess of that for financial reporting.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2.   ACQUISITIONS

     In September 1995, the Company acquired certain assets and the business operation of one of its franchisees for approximately $346,000. Of this amount, $158,000 was paid in cash with the balance to be paid over a three year period in accordance with the terms of a promissory note issued in connection with the acquisition. The Company has recorded approximately $187,000 of costs in excess of assets acquired as a result of this acquisition which was accounted for using the purchase method of accounting.

     During 1996, the Company acquired in January, July and August certain assets and the business operations of three of its franchisees and also acquired the operating assets of a skill-crane service company in May for approximately $2,103,000. Of this amount, $1,224,000 was paid in cash with the balance to be paid over a two to three year period in accordance with the terms of the promissory notes issued in connection with the acquisitions. The Company has recorded approximately $1,239,000 of costs in excess of assets acquired as a result of these acquisitions which were accounted for using the purchase method of accounting.

     The pro forma effect of these acquisitions is not material to revenue or net earnings for the years ended December 31, 1996 and 1995.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VENDING

     Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending is comprised primarily of the cost of products vended through the machines, the servicing of machines and commissions paid to retail locations.

     FRANCHISE ROYALTIES AND FEES

     Typically, franchisees are required to pay continuing royalties ranging from 2% to 5% of gross machine revenue.

     Franchisees are required to pay an initial nonrefundable franchise fee. Initial franchise fees are recognized as revenue when the franchise opens. Included in equipment sales and other revenue is initial franchise fee revenue of $86,000 and $53,000 during 1995 and 1994, respectively.

     INCOME TAXES

     Prior to October 13, 1995 the Company had elected tax treatment as an S corporation, and the combined affiliates were each organized as S corporations, except for Southwest Coin Company which was organized as a partnership. Accordingly, through October 12, 1995, no provisions were made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the stockholders or partners. The S corporation status of the Company terminated on October 12, 1995 and, thereafter, the Company became a taxable entity.

     Effective October 13, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of accounting for income taxes as prescribed by SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale or use in vending operations.

     PROPERTY AND EQUIPMENT

     Property, equipment and capital leases are stated at cost. Depreciation is calculated on the straight-line and accelerated methods over the estimated useful lives of the assets which range from 3 to 7 years. Amortization expense related to capital leases is calculated on the straight-line method over the estimated useful lives of the leased assets which is 7 years.

     COST IN EXCESS OF ASSETS ACQUIRED

     Cost in excess of assets acquired represents the purchase amount paid in excess of the fair market value of the tangible assets acquired and is amortized using the straight-line method over a 20-year period.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews its long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of net earnings per share was 5,417,450 for 1996. Net earnings per share has been omitted for 1995 and 1994 because through August 31, 1995 the Combined Companies were not a single entity with its own capital structure.

     RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform to the December 31, 1996 presentation.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A schedule of supplemental cash flow information follows:

YEAR ENDED DECEMBER 31,                                       1996            1995           1994
                                                           -----------     -----------    -----------
Cash paid during the year:
  Interest paid .........................................  $   372,000     $   370,000    $   240,000
  Income taxes paid .....................................      858,000              --             --
Significant noncash investing and financing activities:
  Equipment purchases financed with debt ................       54,000         241,000        336,000
  Notes payable issued for acquisitions of franchisees...      879,000         188,000             --
  Distribution payable ..................................           --         634,000             --
  Deferred tax asset established in Reorganization ......           --         491,000             --
  Conversion of stockholder loans into common stock .....           --         676,000             --

Cash paid in Reorganization:                                                   1995
                                                                           -----------
  Value of tangible assets acquired .....................                  $   983,000
  Costs in excess of assets acquired ....................                    1,964,000
  Net liabilities retained by combined affiliates,
    excluding cash retained .............................                    1,310,000
  Notes payable to Control Group ........................                   (1,349,000)
  Net elimination of investment in equity affiliate
    and minority interest ...............................                      101,000
  Distribution to Control Group .........................                    4,951,000
                                                                           ===========
      Cash paid and retained (1) ........................                  $ 7,960,000
                                                                           ===========


       (1) Includes $326,000 of cash retained by the combined affiliates.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   INVESTMENT IN EQUITY AFFILIATE

     Prior to the Reorganization, investment in equity affiliate consisted of a 48.0% and 48.5% interest in 1995 and 1994, respectively, in Sugarloaf Marketing, Inc. (Sugarloaf Marketing) which was accounted for using the equity method (see note 1). On August 31, 1995, in connection with the Reorganization, the Company acquired the remaining 52% ownership in Sugarloaf Marketing. The acquisition has been accounted for using the purchase method of accounting for business combinations. The operating results of Sugarloaf Marketing are included in the Company's earnings statement from the date of the acquisition. Pro forma results of operations for 1995, as if the Reorganization, including the acquisition of Sugarloaf Marketing, had occurred on January 1, 1995 is presented in note 14.

     Summarized financial information of Sugarloaf Marketing is as follows:

                                            EIGHT MONTHS
                                               ENDED                YEAR ENDED
                                             AUGUST 31,             DECEMBER 31,
                                                1995                    1994
                                                ----                    ----

Revenue ........................            $ 3,941,000             $ 5,078,000
Net loss .......................                (57,000)                (59,000)

     Included in revenue are the following amounts with Sugarloaf Marketing:

                                            EIGHT MONTHS
                                               ENDED           YEAR ENDED
                                             AUGUST 31,        DECEMBER 31,
                                                1995              1994
                                                ----              ----

Product and service sales ..................  $660,000          $603,000
Franchise royalties ........................    52,000            60,000

     Transactions with Sugarloaf Marketing were conducted on a basis consistent with that of unaffiliated franchisees.

5.   BANK REVOLVING LINE OF CREDIT

     The Company has a bank revolving line of credit which expires September 23, 1998. Interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996). Maximum borrowings on this line cannot exceed the lesser of $6,000,000 or a borrowing base defined by the agreement. At December 31, 1996, there was a principal amount of approximately $3,787,000 outstanding on this facility that is reflected in long-term debt on the accompanying balance sheet.

     The credit facility is secured by all business assets, including accounts receivable, inventories, property and equipment and an assignment of franchise fees. The line of credit agreement requires that, among other things, the Company maintain a minimum net worth, meet certain ratios, and limits the Company's ability to pay dividends and incur additional indebtedness.

     At December 31, 1996 approximately $59,000 of the credit facility was committed on open letters of credit for inventory on order but not yet received.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


6.   LONG-TERM DEBT AND NOTES PAYABLE TO CONTROL GROUP

     Long-term debt and notes payable to control group consists of the following:

                                                                                            DECEMBER 31,
                                                                                        -------------------
                                                                                        1996           1995
                                                                                        ----            ----
LONG-TERM DEBT:
Bank revolving line of credit (see note 5) .......................................   $ 3,787,000    $        --
Notes payable to former franchisees, in monthly installments with interest at 8%; final payments at various dates through August 1999, secured
  by certain  property and equipment .............................................       871,000        178,000
Capitalized lease obligations ....................................................            --        107,000
Notes payable to banks, in monthly installments with interest ranging from
  7% to 12.95%; final payments at various dates through
  August 2000; secured by certain property and equipment .........................       161,000        149,000
                                                                                     -----------    -----------
   Total long-term debt ..........................................................     4,819,000        434,000
Less current portion .............................................................      (435,000)      (151,000)
                                                                                     ===========    ===========
   Long-term debt, net of current portion ........................................   $ 4,384,000    $   283,000
                                                                                     ===========    ===========

NOTES PAYABLE TO CONTROL GROUP:
Promissory notes to Affiliated Entities, semi-annual principal payments to commence February 1997 with interest at 8%; notes are secured
  by the assets exchanged (see note 1) ...........................................   $ 1,349,000    $ 1,349,000
Less current portion .............................................................      (674,000)            --
                                                                                     -----------    -----------
   Notes payable to Control Group, net of current portion ........................   $   675,000    $ 1,349,000
                                                                                     ===========    ===========

     The carrying amount of long-term debt and notes payable to control group approximates its fair value.

     Maturities of long-term debt and notes payable to Control Group as of December 31, 1996 are as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
            1997................................................. $  1,109,000
            1998.................................................    4,855,000
            1999.................................................      195,000
            2000.................................................        9,000
            2001.................................................           --
                                                                  ------------
                                                                  $  6,168,000
                                                                  ============

7.   INCOME TAXES

     Prior to October 13, 1995, the Company was an S corporation and was not subject to income taxes. The S corporation status of the Company terminated on October 12, 1995. As a result of the termination of the Company's S corporation status, the Company incurred a one-time deferred tax expense of $141,000.

     The provision for income taxes consists of the following:

YEAR ENDED DECEMBER 31,                           1996                   1995
                                                  ----                   ----
CURRENT
  Federal ........................             $  869,000             $  160,000
  State ..........................                134,000                 28,000
                                               ----------             ----------
                                                1,003,000                188,000
                                               ----------             ----------
DEFERRED
  Federal ........................                267,000                119,000
  State ..........................                 41,000                 22,000
                                               ----------             ----------
                                                  308,000                141,000
                                               ----------             ----------
                                               $1,311,000             $  329,000
                                               ==========             ==========

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     A reconciliation of the expected tax expense, assuming income before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows:

YEAR ENDED DECEMBER 31,                                           1996           1995
                                                              -----------    -----------
     Expected tax expense at the federal statutory rate ...   $ 1,325,000    $   987,000
     State income taxes, net of federal taxes .............       116,000         33,000
     Change in valuation allowance ........................      (171,000)            --
     Termination of S corporation status ..................            --        141,000
     S corporation income .................................            --       (811,000)
     Other ................................................        41,000        (21,000)
                                                              -----------    -----------

                                                              $ 1,311,000    $   329,000
                                                              ===========    ===========

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows:

DECEMBER 31,                                          1996            1995
                                                   -----------    -----------
DEFERRED TAX ASSETS:
     Property and equipment-basis and
       depreciation differences ................   $        --    $    98,000
     Costs in excess of assets acquired-basis
       and amortization differences ............     1,157,000      1,255,000
                                                   -----------    -----------

                                                     1,157,000      1,353,000
     Valuation allowance .......................       832,000      1,003,000
                                                   -----------    -----------

                                                       325,000        350,000

DEFERRED TAX LIABILITIES:
     Property and equipment-basis and
       depreciation differences ................      (283,000)            --
                                                   -----------    -----------

                                                   $    42,000    $   350,000
                                                   ===========    ===========

8.   COMMISSIONS AND ROYALTIES TO RELATED PARTIES

     The Company recognized commission expense of $232,000 and $290,000 in 1995 and 1994; respectively, for services provided by two other corporations whose stockholders are also the majority stockholders of the Company. In addition, the Company recognized royalty expense of $115,000 and $70,000 in 1995 and 1994, respectively, to a trust controlled by a stockholder of one of the combined affiliates.

9.   RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10%. The Company's matching contributions totaled $49,000, $17,000 and $8,000, in 1996, 1995 and 1994, respectively.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


10.  COMMITMENTS

     LEASES

     The Company has several noncancelable operating leases, primarily for office and warehouse facilities and certain types of equipment. These leases expire at various times over the next four years. Rent expense under these leases totaled $275,000, $190,000 and $173,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum commitments under operating leasing arrangements as of December 31, 1996 are as follows:

1997 ....................................................     $253,000
1998 ....................................................      122,000
1999 ....................................................       43,000
2000 ....................................................        8,000
2001 and thereafter......................................           --
                                                              ========
  Total .................................................     $426,000
                                                              ========

     GUARANTEES

     The Company has established, with a bank, a vending machine leasing program for qualified franchisees. Under terms of the program, ACMI has agreed to purchase machines from the bank at an agreed upon price for franchisees who default on their leases with the bank. At December 31, 1996, franchisees had $30,000 in outstanding leases guaranteed by the Company.

11.  STOCK OPTIONS

     The Company has two fixed option plans. Under the terms of the amended and restated stock option plan (the "Option Plan"), the Company may grant to employees, consultants and advisors up to 856,132 shares of common stock. Under the Option Plan, the Company may grant both incentive stock options and non-statutory stock options, and the maximum term is ten years. Non-statutory options may be granted at no less than 85% of the fair market value of the common stock at the date of grant. Stock options granted under the Option Plan vest over a three to four year period.

     Under the 1995 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), the Company may grant to non-employee directors options to purchase up to 42,000 shares of common stock. Under the Directors Plan, options granted vest over a three year period and have a maximum term of ten years.

     The Company applies APB Opinion No. 25 and the related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under the plans. The compensation cost that has been charged against income for options granted at a price less than fair market value was $25,000 in 1996. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1996          1995
                                                          ----          ----
      Net earnings                    As Reported    $  2,586,000  $  2,575,000
                                      Pro forma      $  2,482,000  $  2,561,000

      Primary earnings per share      As Reported    $   0.48      $   N/A
                                      Pro forma      $   0.46      $   N/A

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: no dividend yield; expected volatility of 81 percent; risk-free interest rates of 6.0 percent; and expected lives of six years.

     The effect of applying SFAS No. 123, in the above pro forma disclosure, does not purport to be representative of the effect on net earnings for future years.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     A summary of the status of the Company's two fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                1996                         1995
                                         -------------------           ------------------
                                                   WEIGHTED-                    WEIGHTED-
                                                   AVERAGE                      AVERAGE
                                                   EXERCISE                     EXERCISE
                 FIXED OPTIONS           SHARES     PRICE              SHARES    PRICE
                 -------------           ------     -----              ------    -----
         Outstanding at beginning
            of year....................   488,463     $1.44            548,132     $ .02
         Granted.......................        --        --            123,500      5.61
         Exercised.....................   (41,666)      .02           (183,169)      .02
         Forfeited.....................    (6,000)     5.53                 --        --
                                          -------                     --------
         Outstanding at end of year....   440,797      1.51            488,463      1.44
                                          =======                     ========

         Options exercisable at
            year-end...................   360,797                      364,943

         Weighted-average fair value
            of options granted during
            the year...................        --                       $4.68

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             -------------------------------------------------     ------------------------------
                RANGE                      WEIGHTED AVERAGE
                 OF            NUMBER         REMAINING       WEIGHTED AVERAGE        NUMBER     WEIGHTED AVERAGE
           EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
           ---------------   -----------   ----------------    ---------------     -----------    ---------------
                $.02             323,297         2.0                 $  .02            323,297         $  .02
            4.00 to 7.00         117,500         8.9                   5.62             37,500           5.67
                                 -------                                               -------
             .02 to 7.00         440,797         3.8                   1.51            360,797            .61
                                 =======                                               =======

12.  STOCKHOLDERS' EQUITY

     COMMON STOCK

     The Company was originally incorporated in Colorado in 1988 and was reincorporated in Delaware effective July 1995. In July 1995, the Company effectuated a 2525.9515-for-1 stock split of its common stock. Common stock information has been restated to give effect to the stock split. In October 1995, the Company completed a public offering of 1,700,000 shares of its common stock at $7.00 per share. Total proceeds, net of underwriting commission and other offering costs of $1,849,000, were $10,051,000. Two of the principal stockholders of the Company and the majority stockholder of Sugarloaf Marketing acquired 300,000 shares of the Company's common stock at the initial public offering price of $7.00 per share. In conjunction with the Company's public offering, $676,000 in notes payable to related parties were converted into 96,571 shares of common stock.

     PREFERRED STOCK

     The Board of Directors has the authority to issue up to 500,000 shares of $.10 par value preferred stock in one or more series and to fix the rights, preferences, privileges and distributions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by stockholders. No shares of preferred stock have been issued.

     WARRANTS

     In conjunction with the Company's initial public offering, a warrant to purchase 125,000 shares of common stock at a purchase price of $8.40 per share was sold to the Company's underwriter for a nominal amount. The warrant expires on October 18, 1999.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


13.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     CERTAIN SIGNIFICANT ESTIMATES

     At December 31, 1996 the Company has recorded a deferred tax asset of $325,000, net of a $832,000 valuation allowance, as a result of the benefit associated with the difference between the tax and financial statement basis of assets acquired by the Company on August 31, 1995 in connection with the Reorganization. Realization is dependent on generating sufficient taxable income prior to the expiration of the benefit. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income are increased.

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     SUPPLIERS

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

     CUSTOMERS

     The Company has made available to its franchisees a fee reduction program whereby a franchisee is entitled to a reduction in the royalty rate on gross revenue from the Sugarloaf Toy and Treasure Shoppes of one percentage point on gross revenue for a future six-month period based upon the franchisee meeting certain performance standards during the most recently completed six-month period. One of the performance standards relates to the purchase of 30%, up to a maximum of $250,000, of product used in the Sugarloaf Toy Shoppe program from the Company. Three franchisees represent 36.4% of the Company's product sales in 1996.

     During 1996, one customer accounted for 11.4% of the Company's revenue.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  UNAUDITED PRO FORMA INFORMATION

     The computation of pro forma total revenue, net earnings and net earnings per share for the year ended December 31, 1995 were prepared on the basis as if the Reorganization had occurred on January 1, 1995 with an adjustment in the level of commissions and royalties to related parties that were not paid after the Reorganization, an adjustment for interest expense related to shareholder loans converted to common stock in conjunction with the Company's initial public offering of common stock on October 12, 1995 and the recording of income tax expense to reflect the conversion of the Company from an S corporation to a taxable entity on October 12, 1995 follows:

Historical total revenue........................................   $25,714,000
Revenue of Sugarloaf Marketing through
  the date of acquisition ......................................     3,941,000
Pro forma adjustment to eliminate intercompany revenue .........      (712,000)
                                                                   -----------
Pro forma total revenue.........................................   $28,943,000
                                                                   ===========

Historical earnings before income taxes.........................   $ 2,904,000
Pro forma adjustments:
  Net loss of Sugarloaf Marketing through
    the date of acquisition ....................................       (57,000)
  Adjust for change in level of commissions and
    royalties to related parties ...............................     1,182,000
  Adjust for interest related to stockholder loans
    converted to equity ........................................        61,000
  Eliminate minority interest and equity interest through
    the date of acquisition as a result of acquiring remaining
    ownership interest in affiliated entities ..................       107,000
  Record amortization of cost in excess of
    assets acquired ............................................       (68,000)
  Increase depreciation for assets acquired from
    non-control group ..........................................       (18,000)
                                                                   -----------
    Total adjustments to earnings before taxes .................     1,207,000
                                                                   -----------
Pro forma earnings before income taxes .........................     4,111,000
Pro forma earnings tax expense at 38% ..........................     1,562,000
                                                                   -----------
Pro forma net earnings..........................................   $ 2,549,000
                                                                   ===========
Weighted average shares outstanding (1) ........................     4,669,000
Pro forma net earnings per share ...............................       $0.55
                                                                       =====


(1) Shares used in computing pro forma net earnings per share are based upon 3,503,102 weighted average shares outstanding, common equivalent shares of 370,332, and 96,571 shares issued in connection with the conversion of certain stockholder loans at the initial public offering price of $7.00 per share and 699,149 shares issued to pay distributions in conjunction with the Reorganization. Common equivalent shares consist of stock options, determined using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during a 12-month period prior to the proposed offering have been included in the calculation as if they were outstanding for the entire year (using the treasury stock method and the average price of the common stock from October 16, 1995 through December 31, 1995) and the shares issued in the initial public offering whose proceeds were used to pay distributions to Control Group stockholders in connection with the Reorganization have been included in the calculation (using the initial public offering price) as if they were outstanding for the entire year.

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN COIN MERCHANDISING, INC.


                                        By         /s/ Jerome M. Lapin
                                           -------------------------------------
                                                      Jerome M. Lapin
                                           President and Chief Executive Officer

March 27, 1997

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             Signature and Title                                        Date
                             -------------------                                        ----
                            /s/  Jerome M. Lapin                                   March 27, 1997
-------------------------------------------------------------------------------
            Jerome M. Lapin, Chairman of the Board of Directors,
                    President and Chief Executive Officer

                              /s/  W. John Cash                                    March 27, 1997
-------------------------------------------------------------------------------
     W. John Cash, Vice President, Chief Financial Officer and Treasurer


                          /s/  Randall J. Fagundo                                  March 27, 1997
-------------------------------------------------------------------------------
              Randall J. Fagundo, Vice President of Operations,
                           Secretary and Director

                            /s/  Abbe M. Stutsman                                  March 27, 1997
-------------------------------------------------------------------------------
               Abbe M. Stutsman, Vice President of Purchasing
                    and Product Development and Director

                            /s/  Richard D. Jones                                  March 27, 1997
-------------------------------------------------------------------------------
                         Richard D. Jones, Director


                           /s/  J. Gregory Theisen                                 March 27, 1997
-------------------------------------------------------------------------------
                        J. Gregory Theisen, Director

                             /s/  Jim D. Baldwin                                   March 27, 1997
-------------------------------------------------------------------------------
                          Jim D. Baldwin, Director


                            /s/  John A. Sullivan                                  March 27, 1997
-------------------------------------------------------------------------------
                         John A. Sullivan, Director

                                EXHIBIT INDEX


        Exhibit No.                         Description
        -----------                         -----------
           2.1+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Chicago Toy Company, Inc., dated July
                       17, 1995.
           2.2+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Georgia Toy Company, dated July 21,
                       1995.
           2.3+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Inland Merchandising, Inc., dated
                       July 21, 1995.
           2.4+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Lehigh Valley Toy Company, dated July
                       21, 1995.
           2.5+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Performance Merchandising, Inc.,
                       dated July 21, 1995.
           2.6+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Southwest Coin Company, dated July
                       21, 1995.
           2.7+        Memorandum of Terms for the Purchase of Assets between
                       the Registrant and Sugarloaf, Ltd. and Sugarloaf
                       Marketing, Inc., dated May 31, 1995.
           2.8+        Asset Purchase Agreement among the Registrant, certain
                       persons and Chicago Toy Company, Inc., dated August 31,
                       1995.
           2.9+        Asset Purchase Agreement among the Registrant, certain
                       persons and Georgia Toy Company, dated August 31, 1995.
           2.10+       Asset Purchase Agreement among the Registrant, certain
                       persons and Inland Merchandising, Inc., dated August 31,
                       1995.
           2.11+       Asset Purchase Agreement among the Registrant, certain
                       persons and Lehigh Valley Toy Company, dated August 31,
                       1995.
           2.12+       Asset Purchase Agreement among the Registrant, certain
                       persons and Performance Merchandising, Inc., dated
                       August 31, 1995.
           2.13+       Asset Purchase Agreement among the Registrant, certain
                       persons and Sugarloaf Ltd. and Sugarloaf Marketing,
                       Inc., dated August 31, 1995.
           3.1+        Certificate of Incorporation of the Registrant.
           3.2+        Bylaws of the Registrant.
           4.1+        Reference is made to Exhibits 3.1 and 3.2.
           4.2+        Specimen Stock Certificate.
           10.1+       Form of Indemnity Agreement to be entered into between
                       the Registrant and its directors and executive officers.
           10.2+       Amended and Restated Stock Option Plan of the Registrant
                       (the "Option Plan").
           10.3+       Form of Incentive Stock Option under the Option Plan.
           10.4+       Form of Nonstatutory Stock Option under the Option Plan.
           10.5+       1995 Non-Employee Director Stock Option Plan (the
                       "Director Plan").
           10.6+       Form of Nonstatutory Stock Option under the Director
                       Plan.
           10.7+       Stockholder Agreement between the Registrant and the
                       Founders, certain of their spouses and Jerome M. Lapin,
                       dated as of January 6, 1994, as amended July 21, 1995.
           10.8+       Letter Agreement between the Registrant and Norwest Bank
                       Colorado, N.A., dated as of October 11, 1995.
           10.9+       Registrant's Uniform Franchise Offering Circular, dated
                       August 31, 1995, including forms of the Franchise
                       Agreement, the National Account Program Agreement,
                       Pre-Pack Program Agreement and the Bulk Purchasing
                       Agreement.

           10.10+      Amended and Restated Term Loan and Credit Agreement,
                       including exhibits thereto, between the Registrant and
                       Norwest Bank Colorado, N.A., dated as of May 1, 1995, as
                       amended on July 21, 1995.
           10.11+      Amended and Restated Promissory Notes between the
                       Registrant and each of the parties set forth within,
                       dated as of August 31, 1995.
           10.12+      Modification Agreement, dated August 25, 1995, between
                       the Registrant and Norwest Bank Colorado, N.A.
           10.13+      Form of Representative's Warrant.
           10.14+      Form of Uniform Commercial Code Security Agreement
                       between the Registrant and each of the parties listed on
                       the attached schedule, dated as of August 31, 1995.
           10.15+      Form of Noncompetition Agreement between the Registrant
                       and each of the parties listed on the attached schedule,
                       dated as of August 31, 1995.
           10.16+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as
                       of August 31, 1995.
           10.17+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as
                       of August 31, 1995.
           10.18+      Form of Promissory Note between the Registrant and each
                       of the parties listed on the attached schedule, dated as
                       of August 31, 1995.
           10.19+      Subordination Agreement between the Registrant and
                       Georgia Toy Company, dated as of August 31, 1995.
           10.20+      Subordination Agreement between the Registrant and Inland
                       Merchandising, Inc., dated as of August 31, 1995.
           10.21+      Subordination Agreement between the Registrant and
                       Lehigh Valley Toy Company, dated as of August 31, 1995.
           10.22+      Subordination Agreement between the Registrant and
                       Performance Merchandising, Inc., dated as of August 31,
                       1995.
           10.23+      Subordination Agreement between the Registrant, Sugarloaf
                       Ltd., Sugarloaf Marketing, Inc. and Southwest Coin
                       Company, dated as of August 31, 1995.
           10.24+      Subordination Agreement between the Registrant and
                       Chicago Toy Company, Inc., dated as of August 31, 1995.
           10.25+      Agreement to Purchase  Assets and Release among Pleasant
                       Valley Toy Company, Inc., Robert G. Kittridge and the
                       Registrant dated as of September 6, 1995.
           10.26       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and Jerome M. Lapin.
           10.27       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and Abbe M. Stutsman.
           10.28       Employment Agreement, dated as of June 1, 1996, between
                       the Registrant and W. John Cash.
           10.29*      Other Income Vendor Agreement, dated as of July 31, 1996,
                       between the Registrant and Wal-Mart Stores, Inc.
           10.30       Credit Agreement, including exhibits thereto, between the
                       Registrant and Wells Fargo Bank (Colorado), N.A., dated
                       as of September 23, 1996.
           10.31       Revolving Line of Credit Note, between the Registrant and
                       Wells Fargo Bank, N.A., dated as of September 23, 1996.
           10.32       Continuing  Security  Agreement:  Equipment, Rights to
                       Payment and Inventory, between the Registrant and Wells
                       Fargo Bank, N.A., dated as of September 23, 1996.
           10.33       Commercial Lease Agreement, between the Registrant and
                       Technical Building Company, dated as of January 28, 1997.
           11.1        Computation of Per Share Earnings.
           16.1+       Letter of Gallant & Company, P.C. to the Securities and
                       Exchange Commission pursuant to the requirements of Item
                       304(a) (3) of Regulation S-B.
           23.1        Consent of KPMG Peat Marwick LLP
           27          Financial Data Schedule

         + Incorporated by reference to the Company's Registration Statement on
              Form SB-2, File No. 33-95446-D.
         * An order seeking confidential treatment for certain portions of the exhibit has been applied for.