Form 10-Q
period 1997-03-31
AMERICAN COIN MERCHANDISING INC
filed 1997-05-13
CIK 949112

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (303) 444-2559

                        (Registrant's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes  X   No
                                                                   ---     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
                 CLASS                             MAY 1, 1997
                 -----                             -----------
     Common Stock, $0.01 par value              5,446,571 shares

                       AMERICAN COIN MERCHANDISING, INC.

                                     INDEX

PART 1       FINANCIAL INFORMATION.                                                                      PAGE
             Item 1.  Financial Statements

                          Condensed Balance Sheets
                            March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . . . .      3

                          Condensed Statements of Earnings for the
                            Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . .      4

                          Condensed Statement of Stockholders' Equity for the
                            Three Months Ended March 31, 1997 . . . . . . . . . . . . . . . . . . . .      5

                          Condensed Statements of Cash Flows for the
                            Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . .      6

                          Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . .      7

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART II      OTHER  INFORMATION.

             Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .     10

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AMERICAN COIN MERCHANDISING, INC.
                           CONDENSED BALANCE SHEETS

                                                                                             MARCH 31,    DECEMBER 31,
                                                                                              1997           1996
                                                                                              ----           ----
                                                          ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   613,000     $   771,000
  Trade accounts and other receivables  . . . . . . . . . . . . . . . . . . . . . . . .       696,000         673,000
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,107,000       4,329,000
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       298,000         164,000
                                                                                          -----------     -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,714,000       5,937,000
                                                                                          -----------     -----------
Property and equipment, at cost:
  Vending machines  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,539,000      12,446,000
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,640,000       2,095,000
  Office equipment, furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . .       739,000         527,000
                                                                                          -----------     -----------
                                                                                           17,918,000      15,068,000
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,236,000)     (4,697,000)
                                                                                          -----------     -----------
      Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,682,000      10,371,000
                                                                                          -----------     -----------
Placement fees, net of accumulated amortization . . . . . . . . . . . . . . . . . . . .       313,000         183,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,000          42,000
Cost in excess of assets acquired, net of accumulated amortization  . . . . . . . . . .     3,167,000       3,209,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,000          16,000
                                                                                          -----------     -----------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $21,960,000     $19,758,000
                                                                                          ===========     ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .   $   429,000     $   435,000
  Current portion of notes payable to Control Group . . . . . . . . . . . . . . . . . .       674,000         674,000
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       473,000         279,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,540,000         544,000
  Accrued commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       813,000         747,000
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       508,000         344,000
                                                                                          -----------     -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,437,000       3,023,000

Long-term debt, net of current portion  . . . . . . . . . . . . . . . . . . . . . . . .     4,620,000       4,384,000
Notes payable to Control Group, net of current portion  . . . . . . . . . . . . . . . .       337,000         675,000
                                                                                          -----------     -----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,394,000       8,082,000
                                                                                          -----------     -----------
Stockholders' equity:
  Preferred stock, $.10 par value (Authorized 500,000 shares; none issued)  . . . . . .            --              --
  Common stock, $.01 par value (Authorized 7,000,000 shares; issued 5,284,923
      in 1997 and 5,123,274 in 1996)  . . . . . . . . . . . . . . . . . . . . . . . . .        53,000          51,000
  Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,409,000       8,407,000
  Unearned stock option compensation  . . . . . . . . . . . . . . . . . . . . . . . . .       (44,000)        (49,000)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,148,000       3,267,000
                                                                                          -----------     -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,566,000      11,676,000
                                                                                          -----------     -----------
      Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . .   $21,960,000     $19,758,000
                                                                                          ===========     ===========



           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                       CONDENSED STATEMENTS OF EARNINGS

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   1997            1996
                                                                                   ----            ----
Revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  10,756,000   $   5,924,000
  Product and services  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,013,000       1,256,000
  Franchise royalties   . . . . . . . . . . . . . . . . . . . . . . . . . .         425,000         374,000
  Equipment sales and other   . . . . . . . . . . . . . . . . . . . . . . .         163,000         460,000
                                                                              -------------   -------------
      Total revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,357,000       8,014,000
                                                                              -------------   -------------

Cost of revenue:
  Vending   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,599,000       4,115,000
  Product and services  . . . . . . . . . . . . . . . . . . . . . . . . . .         786,000       1,052,000
  Equipment sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         166,000         458,000
                                                                              -------------   -------------
      Total cost of revenue   . . . . . . . . . . . . . . . . . . . . . . .       8,551,000       5,625,000
                                                                              -------------   -------------

      Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,806,000       2,389,000

General and administrative expenses . . . . . . . . . . . . . . . . . . . .       2,296,000       1,532,000
Interest expense, related parties . . . . . . . . . . . . . . . . . . . . .          25,000          27,000
Interest expense, other . . . . . . . . . . . . . . . . . . . . . . . . . .          86,000          19,000
                                                                              -------------   -------------
      Earnings before income taxes  . . . . . . . . . . . . . . . . . . . .       1,399,000         811,000
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         518,000         308,000
                                                                              -------------   -------------
      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     881,000   $     503,000
                                                                              =============   =============

      Net earnings per share of common stock  . . . . . . . . . . . . . . .   $     0.16      $     0.09
      Weighted average common shares  . . . . . . . . . . . . . . . . . . .       5,425,000       5,449,000



           See accompanying notes to condensed financial statements.

                      AMERICAN COIN MERCHANDISING, INC.
                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    UNEARNED
                                                                      STOCK                       TOTAL
                                                     ADDITIONAL      OPTION                       STOCK-
                                          COMMON      PAID-IN        COMPEN-      RETAINED       HOLDERS'
                                          STOCK       CAPITAL        SATION       EARNINGS        EQUITY
                                          -----       -------        ------       --------       --------
DECEMBER 31, 1996 . . . . . . . . . .   $ 51,000    $ 8,407,000    $ (49,000)   $ 3,267,000    $ 11,676,000
Amortization of deferred
  compensation  . . . . . . . . . . .         --             --        5,000             --           5,000
Exercise of employee stock
  options . . . . . . . . . . . . . .      2,000          2,000           --             --           4,000
Net earnings  . . . . . . . . . . . .         --             --           --        881,000         881,000
                                        --------    -----------    ---------    -----------    ------------

MARCH 31, 1997                          $ 53,000    $ 8,409,000    $ (44,000)   $ 4,148,000    $ 12,566,000
                                        ========    ===========    =========    ===========    ============



           See accompanying notes to condensed financial statements.

                      AMERICAN COIN MERCHANDISING, INC.
                      CONDENSED STATEMENT OF CASH FLOWS


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  1997           1996
                                                                                  ----           ----
Operating activities:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    881,000   $    503,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        623,000        350,000
      Compensation expense related to stock options . . . . . . . . . . . .          5,000          7,000
      Loss on sale of assets  . . . . . . . . . . . . . . . . . . . . . . .          3,000             --
      Changes in operating assets and liabilities:
           Trade accounts and other receivables . . . . . . . . . . . . . .        (23,000)         2,000
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .        222,000        236,000
           Prepaid expenses and other assets  . . . . . . . . . . . . . . .       (160,000)       (70,000)
           Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        194,000        129,000
           Accounts payable and accrued expenses  . . . . . . . . . . . . .      1,226,000        233,000
                                                                              ------------   ------------
         Net cash provided by operating activities  . . . . . . . . . . . .      2,971,000      1,390,000
                                                                              ------------   ------------
Investing activities:
  Acquisitions of property and equipment  . . . . . . . . . . . . . . . . .     (2,892,000)    (1,131,000)
  Acquisition of franchisee . . . . . . . . . . . . . . . . . . . . . . . .             --       (297,000)
  Proceeds from sales of property and equipment . . . . . . . . . . . . . .         23,000         11,000
  Placement fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (156,000)        (8,000)
  Payments received on notes receivable . . . . . . . . . . . . . . . . . .             --          3,000
                                                                              ------------   ------------
         Net cash used in investing activities  . . . . . . . . . . . . . .     (3,025,000)    (1,422,000)
                                                                              ------------   ------------
Financing activities:
  Net borrowings (payments) on revolving line of credit . . . . . . . . . .        340,000       (328,000)
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . .       (110,000)       (41,000)
  Principal payments on notes payable to Control Group  . . . . . . . . . .       (338,000)            --
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --       (634,000)
  Exercise of employee stock options  . . . . . . . . . . . . . . . . . . .          4,000             --
                                                                              ------------   ------------
         Net cash used in financing activities  . . . . . . . . . . . . . .       (104,000)    (1,003,000)
                                                                              ------------   ------------
         Net decrease in cash and cash equivalents  . . . . . . . . . . . .       (158,000)    (1,035,000)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .        771,000      1,590,000
                                                                              ------------   ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .   $    613,000   $    555,000
                                                                              ============   ============



           See accompanying notes to condensed financial statements.

                      AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS




1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. At March 31, 1997, the Company had 29 field offices operating in 33 states and there were 26 Company franchises in operation. The Company sells product to its franchisees and collects continuing royalties ranging from 2% to 5% of the franchisees gross machine revenue.

     The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 1997 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31,1997 and December 31,1996, and the results of its operations for each of the three month periods ended March 31,1997 and 1996, and the cash flows for each of the three month periods then ended.

     The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                1997        1996
                                                                                ----        ----
    Cash paid during the period:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 143,000    $  74,000
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .    323,000      179,000
    Significant noncash investing and financing activities:
      Equipment purchases financed with debt  . . . . . . . . . . . . . . .         --       54,000
      Note payable issued for acquisition of franchisee . . . . . . . . . .         --      198,000

3.   EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,424,595 and 5,448,549 for the three months ended March 31, 1997 and 1996, respectively.

4.   INCOME TAXES

     Income taxes are computed using the anticipated effective tax rate for the year. Deferred income taxes are not adjusted quarterly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained therein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section, and those discussed in the Company's registration statement on Form SB-2 and Form 10-KSB for the year ended December 31,1996.

GENERAL

   Substantially all of the Company's revenue and gross profit is from vending revenue and product and services revenue, which is derived from the operation of Shoppes by the Company and its franchisees. As a result, the Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1997, total revenue increased $4,343,000 or 54.2% to $12,357,000 from $8,014,000 for the same period in 1996.

   Vending revenue for the three months ended March 31, 1997 increased $4,832,000 or 81.6% to $10,756,000 from $5,924,000 for the comparable period in
1996 as a result of a 90.4% increase in the average number of Shoppes in use during the first three months of 1997 compared to the average number of Shoppes in use during the same period in 1996.

   The Company's ability to generate increased revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart Stores, Inc. which expires January 1, 2000. At March 31, 1997, the Company had installed more than 1,100 skill-crane machines in approximately 720 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with skill-crane machines by the Company and its franchisees. In January 1997, the Company signed a three-year agreement with Safeway Inc. that will make the Company Safeway's domestic skill-crane operator. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

   Product and services revenue for the three months ended March 31, 1997 declined $243,000 or 19.3% to $1,013,000 from $1,256,000 for the comparable period in 1996. During the first quarter of 1996, the Company had combined product sales of $201,000 to franchisees that were subsequently acquired by the Company throughout the balance of 1996. Franchise royalties for the first quarter of 1997 increased $51,000 over royalties earned for the same period during 1996.

   Equipment sales to franchisees during the first quarter of 1997 amounted to $166,000 as compared to $460,000 in equipment sales to franchisees during the same period in 1996. Shoppes purchased by franchisees from the Company's primary supplier of equipment are processed by the Company on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing cost of coordinating the purchase. As a result of this structure, the Company was able to reduce the cost to purchase Shoppes from its primary manufacturer in 1996.

   The cost of vending operations for the three months ended March 31, 1997 increased $3,484,000 or 84.7% to $7,599,000 from $4,115,000 for the comparable period in 1996. The vending operations' contribution to first quarter 1997 gross profit increased to $3,157,000, which represents a 74.5% increase over gross profit from vending operations realized in the same period in 1996. The vending gross profit achieved during the first three months of 1997 was 29.4% of vending revenue, as compared to 30.5% during the comparable period in 1996.

   Substantially all the Company's plush toys and certain other products dispensed in the Company's SugarLoaf Toy Shoppes are produced by foreign manufacturers and a majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company also purchases a substantial portion of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

products for its other Shoppes from vendors who obtain product from domestic and foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs and import and export controls,transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the Company's supply of products from foreign manufacturers. China currently enjoys "most favored nation" ("MFN") status under U.S. tariff laws, which allows for the most favorable category of U.S. import duties. The loss of MFN status for China could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company. Although the Company would attempt to mitigate any such increased cost by procuring its product from other countries, it would likely incur substantially higher costs and temporary disruptions in supply in the event that it becomes necessary to do so.

   Gross profit on product and service revenue during the first quarter of 1997 increased to $227,000, or 22.4% of product and service revenue, which is 6.2% higher than the gross margin achieved during the same period in 1996. The increase in margin resulted primarily from lower acquisition costs associated with certain lines of product and increased selling prices for two other lines of product.

   General and administrative expenses for the three months ended March 31, 1997 increased $764,000 to $2,296,000 or 18.6% of revenue, as compared to $1,532,000 or 19.1% of revenue for the comparable period in 1996. The increase in general and administrative expenses resulted primarily from the additional operating and satellite offices opened by the Company during the past year.

   Interest expense for the three months ended March 31, 1997 increased $67,000 to $113,000 as compared to the same period in 1996. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of liquidity and capital resources historically have been cash flow from operations and borrowings under the Company's bank credit facility. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

   Net cash provided by operating activities was $2,971,000 and $1,390,000 for the three months ended March 31, 1997 and 1996, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill- crane machines are placed in service. Cash required in the future is expected to be funded by existing cash or borrowings under the Company's credit facility.

   Net cash used by investing activities was $3,025,000 and $1,422,000 for the three months ended March 31, 1997 and 1996, respectively. Capital expenditures for the three months ended March 31, 1997 and 1996 amounted to $2,892,000 and $1,131,000, respectively, of which $2,096,000 and $914,000 was represented by the acquisition of skill-crane machines. The acquisition of a franchisee in 1996 used $297,000.

   Net cash used by financing activities was $104,000 and $1,003,000 for the three months ended March 31, 1997 and 1996, respectively. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations. During 1996, the Company made S corporation distributions to owners related to 1995 earnings.

   Under its current revolving credit agreement, the Company may borrow up to the lesser of $6,000,000 or a borrowing base defined by agreement, at the bank's prime interest rate. The revolving line of credit is available through September 23, 1998, and at March 31, 1997 there was a principal amount of approximately $4,127,000 outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at March 31, 1997.

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

                          PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  11.1   Statement re: Computation of Per Share Earnings

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                       AMERICAN COIN MERCHANDISING, INC.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN COIN MERCHANDISING, INC.

May 13, 1997                            By:     /s/ Jerome M. Lapin
------------                                 -------------------------------
    Date                                            Jerome M. Lapin
                                                    President and Chief
                                                    Executive Officer

May 13, 1997                            By:     /s/ W. John Cash
------------                                 -------------------------------
    Date                                            W. John Cash
                                                    Vice President, Chief
                                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION                              PAGE
-----------                   -----------                              ----
 11.1         Statement re: Computation of Per Share Earnings           13

 27           Financial Data Schedule                                   14