Form 10-Q
period 1997-06-30
AMERICAN COIN MERCHANDISING INC
filed 1997-08-12
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                  5660 CENTRAL AVENUE, BOULDER, COLORADO 80301
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 444-2559
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X   No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
                        CLASS                        AUGUST 1, 1997
                        -----                        --------------

             Common Stock, $0.01 par value          5,447,904 shares

                       AMERICAN COIN MERCHANDISING, INC.

                                     INDEX



PART 1        FINANCIAL INFORMATION.                                                                         PAGE
                                                                                                             ----

              Item 1.   Financial Statements

                             Condensed Balance Sheets
                               June 30, 1997 and December 31, 1996..........................................  3

                             Condensed Statements of Earnings for the Three Months and
                               Six Months Ended June 30, 1997 and 1996......................................  4

                             Condensed Statement of Stockholders' Equity for the
                               Six Months Ended June 30, 1997...............................................  5

                             Condensed Statements of Cash Flows for the
                               Six Months Ended June 30, 1997 and 1996......................................  6

                             Notes to Condensed Financial Statements........................................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations......................................................  8

PART II       OTHER  INFORMATION.

              Item 4.   Submission of Matters to a Vote of Security Holders.................................  11

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11


                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       AMERICAN COIN MERCHANDISING, INC.
                            CONDENSED BALANCE SHEETS

                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                1997            1996
                                                                                                ----            ----

                                                        ASSETS

Current assets:
   Cash and cash equivalents ........................................................     $    826,000      $    771,000
   Trade accounts and other receivables .............................................          726,000           673,000
   Inventories ......................................................................        4,559,000         4,329,000
   Prepaid expenses and other assets ................................................          315,000           164,000
                                                                                          ------------      ------------
       Total current assets .........................................................        6,426,000         5,937,000
                                                                                          ------------      ------------

Property and equipment, at cost:
   Vending machines .................................................................       16,590,000        12,446,000
   Vehicles .........................................................................        3,102,000         2,095,000
   Office equipment, furniture and fixtures .........................................          909,000           527,000
                                                                                          ------------      ------------
                                                                                            20,601,000        15,068,000
   Less accumulated depreciation ....................................................       (5,859,000)       (4,697,000)
                                                                                          ------------      ------------
       Property and equipment, net ..................................................       14,742,000        10,371,000
                                                                                          ------------      ------------

Placement fees, net of accumulated amortization .....................................          322,000           183,000
Deferred income taxes ...............................................................           42,000            42,000
Cost in excess of assets acquired, net of accumulated amortization ..................        3,125,000         3,209,000
Other assets ........................................................................           38,000            16,000
                                                                                          ------------      ------------

       Total assets .................................................................     $ 24,695,000      $ 19,758,000
                                                                                          ============      ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ................................................          427,000           435,000
   Current portion of notes payable to Control Group.................................          674,000           674,000
   Income taxes payable .............................................................          227,000           279,000
   Accounts payable .................................................................        1,820,000           544,000
   Accrued commissions ..............................................................          728,000           747,000
   Other accrued expenses ...........................................................          592,000           344,000
                                                                                          ------------      ------------
       Total current liabilities ....................................................        4,468,000         3,023,000
                                                                                          ------------      ------------

Long-term debt, net of current portion ..............................................        6,423,000         4,384,000
Notes payable to Control Group, net of current portion ..............................          337,000           675,000
                                                                                          ------------      ------------
       Total liabilities ............................................................       11,228,000         8,082,000
                                                                                          ------------      ------------

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) .........               --                --
   Common stock, $.01 par value (Authorized 7,000,000 shares; issued 5,447,904 shares
       in 1997 and 5,123,274 in 1996) ...............................................           54,000            51,000
   Additional paid-in-capital .......................................................        8,414,000         8,407,000
   Unearned stock option compensation ...............................................          (33,000)          (49,000)
   Retained earnings ................................................................        5,032,000         3,267,000
                                                                                          ------------      ------------
       Total stockholders' equity ...................................................       13,467,000        11,676,000
                                                                                          ------------      ------------

       Total liabilities and stockholders' equity ...................................     $ 24,695,000      $ 19,758,000
                                                                                          ============      ============



           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                      1997          1996             1997            1996
                                                      ----          ----             ----            ----

Revenue:
   Vending ..................................     $11,892,000     $6,268,000     $22,648,000     $12,192,000
   Product and services .....................       1,253,000      1,369,000       2,266,000       2,625,000
   Franchise royalties ......................         318,000        268,000         743,000         642,000
   Equipment sales and other ................         327,000        498,000         490,000         958,000
                                                  -----------     ----------     -----------     -----------
       Total revenue ........................      13,790,000      8,403,000      26,147,000      16,417,000
                                                  -----------     ----------     -----------     -----------

Cost of revenue:
   Vending ..................................       8,443,000      4,524,000      16,042,000       8,639,000
   Product and services .....................       1,027,000      1,090,000       1,813,000       2,142,000
   Equipment sales ..........................         330,000        471,000         496,000         929,000
                                                  -----------     ----------     -----------     -----------
       Total cost of revenue ................       9,800,000      6,085,000      18,351,000      11,710,000
                                                  -----------     ----------     -----------     -----------

       Gross profit .........................       3,990,000      2,318,000       7,796,000       4,707,000

General and administrative expenses .........       2,429,000      1,671,000       4,725,000       3,203,000
Interest expense, related parties ...........          20,000         27,000          45,000          54,000
Interest expense, other, net ................         136,000         18,000         222,000          37,000
                                                  -----------     ----------     -----------     -----------
       Earnings before income taxes .........       1,405,000        602,000       2,804,000       1,413,000
Provision for income taxes ..................         521,000        229,000       1,039,000         537,000
                                                  ===========     ==========     ===========     ===========
       Net earnings .........................     $   884,000     $  373,000     $ 1,765,000     $   876,000
                                                  ===========     ==========     ===========     ===========

       Net earnings per share of common stock     $      0.16     $     0.07     $      0.33     $      0.16
       Weighted average common shares .......       5,439,000      5,449,000       5,368,000       5,449,000
















           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          UNEARNED
                                                                            STOCK                         TOTAL
                                                            ADDITIONAL     OPTION                         STOCK-
                                              COMMON         PAID-IN       COMPEN-       RETAINED        HOLDERS'
                                               STOCK         CAPITAL       SATION        EARNINGS         EQUITY
                                               -----         -------       ------        --------         ------

DECEMBER 31, 1996 ......................     $ 51,000      $8,407,000     $(49,000)     $3,267,000     $11,676,000

   Amortization of deferred
     compensation ......................           --              --       12,000              --          12,000
   Exercise of employee stock
     options ...........................        3,000          12,000           --              --          15,000
   Termination of employee
     stock options .....................                       (5,000)       4,000                          (1,000)
   Net earnings ........................           --              --           --       1,765,000       1,765,000
                                             --------      ----------     --------      ----------     -----------
JUNE 30, 1997 ..........................     $ 54,000      $8,414,000     $(33,000)     $5,032,000     $13,467,000
                                             ========      ==========     ========      ==========     ===========





















           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                1997             1996
                                                                                ----             ----

Operating activities:
   Net earnings ......................................................     $ 1,765,000      $   876,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization .................................       1,359,000          762,000
       Compensation expense related to stock options .................          11,000           13,000
       Loss on sales of assets .......................................          15,000            3,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ......................         (53,000)        (212,000)
           Inventories ...............................................        (230,000)        (157,000)
           Prepaid expenses and other assets .........................        (173,000)         (95,000)
           Income taxes payable ......................................         (52,000)          27,000
           Accounts payable and accrued expenses .....................       1,505,000          669,000
                                                                           -----------      -----------
         Net cash provided by operating activities ...................       4,147,000        1,886,000
                                                                           -----------      -----------

Investing activities:
   Acquisitions of property and equipment ............................      (5,666,000)      (3,265,000)
   Acquisition of franchisees ........................................              --         (613,000)
   Proceeds from sales of property and equipment .....................          81,000           20,000
   Placement fees ....................................................        (215,000)        (113,000)
   Payments received on notes receivable .............................              --            7,000
                                                                           -----------      -----------
         Net cash used in investing activities .......................      (5,800,000)      (3,964,000)
                                                                           -----------      -----------

Financing activities:
   Net borrowings on revolving line of credit ........................       2,248,000        1,283,000
   Principal payments on long-term debt ..............................        (217,000)        (185,000)
   Principal payments on notes payable to Control Group ..............        (338,000)              --
   Proceeds from issuance of long-term debt ..........................              --           24,000
   Distributions .....................................................              --         (634,000)
   Exercise of employee stock options ................................          15,000               --
                                                                           -----------      -----------
         Net cash provided by financing activities ...................       1,708,000          488,000
                                                                           -----------      -----------

         Net increase (decrease) in cash and cash equivalents ........          55,000       (1,590,000)
Cash and cash equivalents at beginning of period .....................         771,000        1,590,000
                                                                           ===========      ===========

Cash and cash equivalents at end of period ...........................     $   826,000   $           --
                                                                           ===========      ===========


















           See accompanying notes to condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. At June 30, 1997, the Company had 29 field offices operating in 37 states and there were 26 Company franchises in operation. The Company sells product to its franchisees and collects continuing royalties ranging from 2% to 5% of the franchisees' gross machine revenue.

     The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 1997 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at June 30,1997 and December 31,1996, and the results of its operations for each of the three month and six month periods ended June 30, 1997 and 1996, and the cash flows for each of the six month periods then ended.

     The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 1997          1996
                                                                                 ----          ----

Cash paid during the period:
  Interest paid ......................................................     $    282,000     $   95,000
  Income taxes paid ..................................................        1,092,000        510,000
Significant noncash investing and financing activities:
  Equipment purchases financed with debt .............................               --         54,000
  Notes payable issued for acquisition of franchisee .................               --        363,000


3.   EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,438,747 and 5,448,244 for the three months ended June 30, 1997 and 1996 and 5,367,659 and 5,448,379 for the six months ended June 30, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

     Total revenue for the first six months of 1997 increased 59.3% to $26,147,000 from $16,417,000 for the same period in 1996. Net earnings for the first half of 1997 were $1,765,000 compared to net earnings of $876,000 in the first six months of 1996. For the second quarter of 1997, total revenue increased 64.1% to $13,790,000 as compared to $8,403,000 for the same period in 1996. Net earnings for the quarter were $884,000 as compared to net earnings of $373,000 for the second quarter of 1996.

     Vending revenue increased $10,456,000 or 85.8% in the first half of 1997 to $22,648,000 from $12,192,000 for the comparable period in 1996 as a result of a 76.6% increase in the average number of Shoppes in place during the first half of 1997 compared to the average number in place during the same period in 1996. For the second quarter of 1997, vending revenue increased $5,624,000 or 89.7% to $11,892,000 as compared to the same period in 1996. The average number of machines in place during the second quarter of 1997 increased by 75.2% as compared to the second quarter of 1996.

     The Company's ability to generate increased vending revenue and achieve higher levels of profitability will depend on its success in continuing to increase the number of Shoppes in operation. The continued growth in the number of Shoppes will depend, in part, upon the Company's success in securing national and regional supermarket, mass merchandise and restaurant chain accounts. The Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart Stores, Inc. which expires January 1, 2000. At June 30, 1997, the Company had installed more than 1,460 skill-crane machines in approximately 840 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with skill-crane machines by the Company and its franchisees. In January 1997, the Company signed a three-year agreement with Safeway Inc. that will make the Company and its franchisees Safeway's domestic skill-crane operator. At June 30, 1997, the Company and its franchisees had installed more than 450 skill-crane machines in approximately 340 Safeway stores nationwide. In April 1997, the Company signed a three-year agreement with Safeway Inc. that will make the Company and its franchisees Safeway's domestic coin-operated "Kiddy Ride" operator. Although the Company intends to enter into similar arrangements with other national and regional supermarket and mass merchandise chain accounts and with national and regional restaurant chain accounts, there can be no assurance that it will be able to do so or that, to the extent it does so, it will be able to persuade a significant number of managers within such chain accounts to place a Shoppe within their store or other location.

     Product and services revenue decreased $359,000 or 13.7% for the first six months of 1997 as compared to the same period in 1996. During the first six months of 1996, the Company had combined product sales of $367,000 to franchisees that were subsequently acquired by the Company throughout the balance of 1996. Franchise royalties for the first six months of 1997 increased $101,000 or 15.7% over royalties earned for the same period during 1996.

     Equipment sales to franchisees during the first six months of 1997 amounted to $499,000 as compared to $958,000 in equipment sales to franchisees in 1996. The Company processes shoppes purchased by franchisees from the Company's primary supplier of equipment on a pass through basis. The Company's charge to its franchisees for this service is minimal and intended to cover the processing cost of coordinating the purchase. As a result of this structure, the Company was able to reduce the cost to purchase Shoppes in 1996. Prior to 1996, franchisees purchased only Treasure and Fun Shoppes from the Company's primary manufacturer.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED).

     The cost of vending operations for the first six months of 1997 increased $7,403,000 or 85.7% to $16,042,000 from $8,639,000 for the comparable period in
1996. The vending operation's contribution to gross profit for the first six months of 1997 increased to $6,606,000, which represents a 85.9% increase over gross profit from vending operations realized in the same period in 1996. The vending gross profit achieved in the first half of 1997 was 29.2% of vending revenue, as compared to 29.1% for the same period in 1996. For the second quarter of 1997, the cost of vending increased $3,919,000 or 86.6% to $8,443,000 from $4,524,000 for the comparable period in 1996. Vending gross profit realized during the second quarter of 1997 was $3,449,000 or 29% of vending revenue as compared to $1,744,000 or 27.8% for the second quarter of 1996.

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

     Gross profit on product and services revenue for the first six months of 1997 decreased to $453,000 or 20% of product and services revenue, which is 1.6% higher than the gross margin achieved for the same period in 1996. For the second quarter of 1997, gross profit on product and services revenue decreased to $226,000 or 18% of product and services revenue, as compared to $279,000 or 20.4% of product and services revenue for the second quarter of 1996. The decrease in product margin for the second quarter of 1997 results primarily from higher discounts taken by franchisees on product purchased during the quarter and higher direct costs associated with the pre-pack program resulting from a change in the product mix.

     General and administrative expenses for the first six months of 1997 increased $1,522,000 to $4,725,000 or 18.1% of revenue, as compared to $3,203,000 or 19.5% of revenue for the comparable period in 1996. The increase in general and administrative expenses results primarily from the additional operating and satellite offices opened by the Company during the past year.

     Interest expense for the first six months of 1997 increased $176,000 to $267,000 as compared to the same period in 1996. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates applicable to the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flow from operations and borrowings under the Company's bank credit facility. These sources of cash flow have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

     Net cash provided by operating activities was $4,147,000 and $1,886,000 for the six months ended June 30, 1997 and 1996, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to be funded by existing cash or borrowings under the Company's credit facility.

     Net cash used in investing activities was $5,800,000 and $3,964,000 for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures for the six months ended June 30, 1997 and 1996 amounted to $5,666,000 and $3,265,000, respectively, of which $4,064,000 and $2,660,000 was represented by the acquisition of skill-crane machines. The acquisition of franchisees in 1996 used $613,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED).

     Net cash provided by financing activities was $1,708,000 and $488,000 for the six months ended June 30, 1997 and 1996, respectively. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations. During 1996, the Company made S corporation distributions to owners related to 1995 earnings.

     Under its current revolving credit agreement, the Company may borrow up to the lesser of $9,000,000 or a borrowing base defined by agreement, at the bank's prime interest rate. The revolving line of credit is available through July 5, 1999, and at June 30, 1997 there was a principal amount of approximately $6,035,000 outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at June 30, 1997.

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

                          PART II. OTHER INFORMATION.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on April 30 1997, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until his successor is elected and has qualified or until such director's death, resignation or removal, and the ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1997. Votes were cast as follows:

                                                              Votes Against
                                              Votes For        Or Withheld     Votes Abstained      Broker Non-Votes
                                              ---------        -----------     ---------------      ----------------

Election of Directors:
   Jerome M. Lapin.........................   3,339,279           1,800         Not Applicable       Not Applicable
   Randall J. Fagundo......................   3,338,879           2,200         Not Applicable       Not Applicable
   Abbe M. Stutsman........................   3,339,279           1,800         Not Applicable       Not Applicable
   Richard D. Jones........................   3,339,279           1,800         Not Applicable       Not Applicable
   J. Gregory Theisen......................   3,339,279           1,800         Not Applicable       Not Applicable
   Jim D. Baldwin..........................   3,337,279           3,800         Not Applicable       Not Applicable
   John A. Sullivan........................   3,339,279           1,800         Not Applicable       Not Applicable

Ratification of KPMG Peat Marwick LLP as
independent auditors for the fiscal year
ending December 31, 1997...................   3,339,679           None              1,400                 None



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
               (a)  Exhibits.

                    10.34 Modification Agreement, dated May 27, 1997, between Registrant and Wells Fargo Bank (Colorado), N.A.

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

                                    AMERICAN COIN MERCHANDISING, INC.

   August 12, 1997             By:  /s/ Jerome M. Lapin
----------------------             -------------------------------------------
        Date                            Jerome M. Lapin
                                        President and Chief Executive Officer

   August 12, 1997             By:  /s/ W. John Cash
----------------------             -------------------------------------------
        Date                            W. John Cash
                                        Vice President, Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                              DESCRIPTION                                PAGE
-----------                              -----------                                ----

   10.34       Modification Agreement, dated May 27, 1997, between Registrant
               and Wells Fargo Bank (Colorado), N.A...............................   14

   11.1        Statement re: Computation of Per Share Earnings....................   19

   27          Financial Data Schedule............................................   20
