Form 10-Q
period 1997-09-30
AMERICAN COIN MERCHANDISING INC
filed 1997-11-12
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number: 0-26580

                        AMERICAN COIN MERCHANDISING, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     84-1093721
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  5660 CENTRAL AVENUE, BOULDER, COLORADO 80301
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 444-2559
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
          CLASS                                        OCTOBER 28, 1997
          -----                                        ----------------
Common Stock, $0.01 par value                          6,450,904 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX

PART 1  FINANCIAL INFORMATION.                                                                         PAGE

        Item 1.  Financial Statements

                 Condensed Balance Sheets
                   September 30, 1997 and December 31, 1996.....................................       3

                 Condensed Statements of Earnings for the Three Months and
                   Nine Months Ended September 30, 1997 and 1996................................       4

                 Condensed Statement of Stockholders' Equity for the
                   Nine Months Ended September 30, 1997.........................................       5

                 Condensed Statements of Cash Flows for the
                   Nine Months Ended September 30, 1997 and 1996................................       6

                 Notes to Condensed Financial Statements........................................       7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................................       8


PART II OTHER INFORMATION.

        Item 6.  Exhibits and Reports on Form 8-K...............................................      11

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

                        AMERICAN COIN MERCHANDISING, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           1997              1996
                                                                                      ------------       ------------
                              ASSETS

Current assets:
   Cash and cash equivalents ...................................................      $    192,000       $    771,000
   Trade accounts and other receivables ........................................           645,000            673,000
   Inventories .................................................................         6,044,000          4,329,000
   Prepaid expenses and other assets ...........................................           337,000            164,000
                                                                                      ------------       ------------
       Total current assets ....................................................         7,218,000          5,937,000
                                                                                      ------------       ------------
Property and equipment, at cost:
   Vending machines ............................................................        19,313,000         12,446,000
   Vehicles ....................................................................         3,758,000          2,095,000
   Office equipment, furniture and fixtures ....................................         1,050,000            527,000
                                                                                      ------------       ------------
                                                                                        24,121,000         15,068,000
   Less accumulated depreciation ...............................................        (6,621,000)        (4,697,000)
                                                                                      ------------       ------------
       Property and equipment, net .............................................        17,500,000         10,371,000
                                                                                      ------------       ------------
Placement fees, net of accumulated amortization ................................           289,000            183,000
Deferred income taxes ..........................................................            42,000             42,000
Cost in excess of assets acquired, net of accumulated amortization .............         4,212,000          3,209,000
Other assets ...................................................................            38,000             16,000
                                                                                      ------------       ------------
       Total assets ............................................................      $ 29,299,000       $ 19,758,000
                                                                                      ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...........................................      $    668,000       $    435,000
   Current portion of notes payable to Control Group ...........................           674,000            674,000
   Income taxes payable ........................................................           524,000            279,000
   Accounts payable ............................................................         1,761,000            544,000
   Accrued commissions .........................................................           773,000            747,000
   Other accrued expenses ......................................................           564,000            344,000
                                                                                      ------------       ------------
       Total current liabilities ...............................................         4,964,000          3,023,000
                                                                                      ------------       ------------
Long-term debt, net of current portion .........................................         9,841,000          4,384,000
Notes payable to Control Group, net of current portion .........................                --            675,000
                                                                                      ------------       ------------
       Total liabilities .......................................................        14,805,000          8,082,000
                                                                                      ------------       ------------
Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued).....                --                 --
   Common stock, $.01 par value (Authorized 7,000,000 shares; issued
       5,450,904 shares in 1997 and 5,123,274 in 1996)..........................            54,000             51,000
   Additional paid-in-capital ..................................................         8,429,000          8,407,000
   Unearned stock option compensation ..........................................           (27,000)           (49,000)
   Retained earnings ...........................................................         6,038,000          3,267,000
                                                                                      ------------       ------------
       Total stockholders' equity ..............................................        14,494,000         11,676,000
                                                                                      ------------       ------------
       Total liabilities and stockholders' equity ..............................      $ 29,299,000       $ 19,758,000
                                                                                      ============       ============

           See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                      1997             1996             1997            1996
                                                   -----------      ----------      -----------      -----------

Revenue:
   Vending ..................................      $13,503,000      $7,997,000      $36,151,000      $20,189,000
   Franchise and other ......................        1,173,000       1,637,000        4,672,000        5,862,000
                                                   -----------      ----------      -----------      -----------
       Total revenue ........................       14,676,000       9,634,000       40,823,000       26,051,000
                                                   -----------      ----------      -----------      -----------

Cost of revenue:
   Vending ..................................        9,637,000       5,559,000       25,679,000       14,198,000
   Franchise and other ......................          705,000       1,184,000        3,014,000        4,255,000
                                                   -----------      ----------      -----------      -----------
       Total cost of revenue ................       10,342,000       6,743,000       28,693,000       18,453,000
                                                   -----------      ----------      -----------      -----------

       Gross profit .........................        4,334,000       2,891,000       12,130,000        7,598,000

General and administrative expenses .........        2,523,000       1,827,000        7,248,000        5,030,000
                                                   -----------      ----------      -----------      -----------
       Operating earnings ...................        1,811,000       1,064,000        4,882,000        2,568,000

Interest expense, related parties ...........           18,000          27,000           63,000           81,000
Interest expense, other, net ................          199,000         109,000          421,000          146,000
                                                   -----------      ----------      -----------      -----------
       Earnings before income taxes .........        1,594,000         928,000        4,398,000        2,341,000
Provision for income taxes ..................          588,000         352,000        1,627,000          889,000
                                                   -----------      ----------      -----------      -----------
       Net earnings .........................      $ 1,006,000      $  576,000      $ 2,771,000      $ 1,452,000
                                                   ===========      ==========      ===========      ===========

       Net earnings per share of common stock      $      0.18      $     0.11      $      0.51      $      0.27
       Weighted average common shares .......        5,633,000       5,460,000        5,440,000        5,451,000


            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  UNEARNED
                                                                    STOCK                              TOTAL
                                                  ADDITIONAL       OPTION                              STOCK-
                                    COMMON         PAID-IN         COMPEN-        RETAINED             HOLDERS'
                                     STOCK         CAPITAL         SATION         EARNINGS             EQUITY
                                   ---------      ----------      --------       -----------       -----------

DECEMBER 31, 1996 ...........      $ 51,000       $8,407,000      $(49,000)      $ 3,267,000       $11,676,000
   Amortization of deferred
     compensation ...........            --               --        17,000                --            17,000
   Exercise of employee stock
     options ................         3,000           28,000            --                --            31,000
   Termination of employee
     stock options ..........                         (6,000)        5,000                --            (1,000)
   Net earnings .............            --               --            --         2,771,000         2,771,000
                                   ---------      ----------      --------       -----------       -----------
SEPTEMBER 30, 1997 .......         $  54,000      $8,429,000      $(27,000)      $ 6,038,000       $14,494,000
                                   =========      ==========      ========       ===========       ===========



            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1997              1996
                                                                 ------------     ------------

Operating activities:
   Net earnings .............................................    $  2,771,000     $  1,452,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ........................       2,230,000        1,297,000
       Compensation expense related to stock options ........          16,000           19,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .............          28,000           19,000
           Inventories ......................................      (1,598,000)        (457,000)
           Prepaid expenses and other assets ................        (195,000)          (7,000)
           Income taxes payable .............................         245,000          241,000
           Accounts payable and accrued expenses ............       1,463,000          313,000
                                                                 ------------     ------------
         Net cash provided by operating activities ..........       4,960,000        2,877,000
                                                                 ------------     ------------
Investing activities:
   Acquisitions of property and equipment, net ..............      (8,552,000)      (5,480,000)
   Acquisition of franchisees ...............................        (993,000)      (1,224,000)
   Placement fees ...........................................        (215,000)        (191,000)
   Payments received on notes receivable ....................              --           20,000
                                                                 ------------     ------------
         Net cash used in investing activities ..............      (9,760,000)      (6,875,000)
                                                                 ------------     ------------
Financing activities:
   Net borrowings on revolving line of credit ...............       5,187,000        3,772,000
   Principal payments on long-term debt .....................        (322,000)      (1,453,000)
   Principal payments on notes payable to Control Group .....        (675,000)              --
   Proceeds from issuance of long-term debt .................              --        1,224,000
   Distributions ............................................              --         (634,000)
   Exercise of employee stock options .......................          31,000            1,000
                                                                 ------------     ------------
         Net cash provided by financing activities ..........       4,221,000        2,910,000
                                                                 ------------     ------------
         Net decrease in cash and cash equivalents ..........        (579,000)      (1,088,000)
Cash and cash equivalents at beginning of period ............         771,000        1,590,000
                                                                 ------------     ------------
Cash and cash equivalents at end of period ..................    $    192,000     $    502,000
                                                                 ============     ============



            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. At September 30, 1997, the Company had 29 field offices operating in 40 states and there were 19 Company franchises in operation. The Company sells both machines and product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of the franchisees' gross machine revenue.

     The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 1997 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's registration statement on Form S-1 dated October 28, 1997 and annual report on Form 10-KSB for the year ended December 31, 1996.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 1997 and December 31, 1996, and the results of its operations for each of the three month and nine month periods ended September 30, 1997 and 1996, and the cash flows for each of the nine month periods then ended.

     The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1997          1996
                                                                  ----          ----

Cash paid during the period:
  Interest paid .......................................      $  511,000   $  243,000
  Income taxes paid ...................................       1,382,000      704,000
Significant noncash investing and financing activities:
  Equipment purchases financed with debt ..............              --       54,000
  Notes payable issued for acquisition of franchisee ..         825,000      879,000

3.   EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the dilution from the potential exercise of stock options when the effect is dilutive. The weighted average number of shares used in the computation of earnings per share were 5,633,213 and 5,459,881 for the three months ended September 30, 1997 and 1996 and 5,440,303 and 5,451,303 for the nine months ended September 30, 1997 and 1996, respectively.

4.   INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

5.   FOLLOW-ON PUBLIC OFFERING

     In November 1997, the Company completed a follow-on public offering of its common stock, whereby the Company sold 1,000,000 shares at $15 per share. Total proceeds, net of underwriting commission and other expenses of $1.1 million, were approximately $13.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained therein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section, and those discussed in the Company's Prospectus dated October 28, 1997.

GENERAL

     Substantially all of the Company's revenue and gross profit is derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended product, location commissions, depreciation, and direct service cost.

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees. Product sold to the franchisees consists of goods to vend in Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will decline in the future as a result of the Company's acquisition of franchises.

REVENUE

     Total revenue for the first nine months of 1997 increased 56.7% to $40.8 million from $26.1 million for the same period in 1996. For the third quarter of 1997, total revenue increased 52.3% to $14.7 million as compared to $9.6 million for the same period in 1996.

     Vending revenue increased $16.0 million or 79.1% for the first nine months of 1997 to $36.2 million from $20.2 million for the comparable period in 1996 as a result of a 59.4% increase in the average number of Shoppes in place during the first nine months of 1997 compared to the average number in place during the same period in 1996. For the third quarter of 1997, vending revenue increased $5.5 million or 68.9% to $13.5 million as compared to the same period in 1996. The average number of machines in place during the third quarter of 1997 increased by 51.6% as compared to the third quarter of 1996.

     The Company has recently experienced substantial growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

     In addition, the Company has limited experience with product offerings beyond skill-cranes and new product offerings (including kiddie rides and bulk vending) that may involve risks and operational requirements different from those of the Shoppes. Accordingly, there can be no assurance that any additional Company product offerings will meet with success or generate significant additional revenue.

     Franchise and other revenue decreased $1.2 million or 20.3% to $4.7 million for the first nine months of 1997 as compared to the same period in 1996 due to the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees. For the third quarter of 1997, franchise and other revenue decreased $464,000 or 28.3% to $1.2 million compared to the same period in 1996. The decrease results from the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first nine months of 1997 increased $11.5 million or 80.9% to $25.7 million from $14.2 million for the comparable period in 1996. The vending operation's contribution to gross profit for the first nine months of 1997 increased to $10.5 million, which represents a 74.8% increase over gross profit from vending operations realized in the same period in 1996. The vending gross profit achieved during the first nine months of 1997 was 29.0% of vending revenue, as compared to 29.7% for the same period in 1996. For the third quarter of 1997, the cost of vending increased $4 million or 73.4% to $9.6 million from $5.6 million for the comparable period in 1996. Vending gross profit realized during the third quarter of 1997 was $3.9 million or 28.6% of vending revenue as compared to $2.4 million or 30.5% for the third quarter of 1996. The decline in vending margin resulted primarily from a higher average commission rate paid to locations.

     Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial performance.

     Gross profit on franchise and other revenue for the first nine months of 1997 increased to $1.7 million or 35.5% of franchise and other revenue, which is
8.1 percentage points higher than the gross margin achieved for the same period in 1996. For the third quarter of 1997, gross profit on franchise and other revenue increased to $468,000 or 39.9% of franchise and other revenue, as compared to $453,000 or 27.7% of franchise and other revenue for the third quarter of 1996. The increase in gross profit resulted primarily from a reduction in equipment sales to franchisees.

OPERATING EXPENSE

     General and administrative expenses for the first nine months of 1997 increased $2.2 million to $7.2 million or 17.8% of total revenue, as compared to $5.0 million or 19.3% of revenue total for the comparable period in 1996. The increase in general and administrative expense results primarily from the additional operating and satellite offices opened by the Company during the past year.

OPERATING EARNINGS

     Operating earnings for the first nine months of 1997 increased 90.1% to $4.9 million, or 12.0% of total revenue, as compared to $2.6 million, or 9.9% of total revenue for the comparable period in 1996. The increase in operating earnings results primarily from the 59.4% increase in the average number of Shoppes in place during the first nine months of 1997 compared to the average number in place for the comparable period in 1996 and a reduction in equipment sales to franchisees.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first nine months of 1997 increased $257,000 to $484,000 as compared to the same period in 1996. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first nine months of 1997 increased 90.8% to $2.8 million, or 6.8% of total revenue, as compared to net earnings of $1.5 million for the comparable period in 1996. Net earnings per share for the first nine months of 1997 increased 88.9% to $0.51, as compared to $0.27 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations and borrowings under the Company's bank credit facility. These sources of cash flows have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Net cash provided by operating activities was $5.0 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to be funded by existing cash or borrowings under the Company's credit facility.

     Net cash used in investing activities was $9.8 million and $6.9 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures for the nine months ended September 30, 1997 and 1996 amounted to $8.6 million and $5.5 million, respectively, of which $6.4 million and $4.5 million was represented by the acquisition of skill-crane and other machines. The acquisition of franchisees in 1997 and 1996 used $1.0 million and $1.2 million, respectively.

     Net cash provided by financing activities was $4.2 million and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations. During 1996, the Company made S corporation distributions to owners related to 1995 earnings.

     Under its current revolving credit agreement, the Company may borrow up to $15.0 million at the bank's prime interest rate (8.5% at September 30, 1997) or, at the Company's option, an interest rate based on the current LIBOR rate. The revolving line of credit is available through July 5, 1999. At September 30, 1997 there was a principal amount of approximately $9.0 million outstanding; on November 3, 1997, the Company paid off the outstanding balance with a portion of the proceeds from the follow-on public offering discussed below. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at September 30, 1997.

     On November 3, 1997, the Company completed a follow-on public offering of its common stock, whereby the Company sold 1,000,000 shares at $15 per share. Total proceeds, net of underwriting commission and other expenses of $1.1 million, were approximately $13.9 million.

     The Company may use a portion of its capital resources to effect acquisitions. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. The Company is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. If the Company proceeds with any such transaction, no assurance can be given that the Company can effectively integrate the acquired operations with its own. The Company also may seek to finance any such acquisition through debt financings or issuances of equity and there can be no assurance that any such financing will be available on acceptable terms or at all.

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

                                 AMERICAN COIN MERCHANDISING, INC.



     November 12, 1997         By: /s/ Jerome M. Lapin
-----------------------------     ------------------------------------------
           Date                        Jerome M. Lapin
                                       President and Chief Executive Officer



       November 12, 1997       By: /s/ W. John Cash
-----------------------------     ------------------------------------------
             Date                      W. John Cash
                                       Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.                  Description                                                Page
  -----------                  -----------                                                ----
 11.1            Statement re: Computation of Per Share Earnings....................       14

 27              Financial Data Schedule............................................       15