Form 10-K
period 1997-12-31
AMERICAN COIN MERCHANDISING INC
filed 1998-03-16
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the registrant's voting stock held as of February 27, 1998 by non-affiliates of the registrant was $59,210,000.

     As of February 27, 1998, issuer had 6,455,904 shares of its $0.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11, and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

                        AMERICAN COIN MERCHANDISING, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                         Page
                                                 PART I

Item     1     Business................................................................................... 3

Item     2     Properties.................................................................................11

Item     3     Legal Proceedings..........................................................................12

Item     4     Submission of Matters to a Vote of Security Holders........................................12

                                                PART II

Item     5     Market for Registrant's Common Equity and Related Stockholder Matters......................12

Item     6     Selected Financial Data....................................................................13

Item     7     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................................14

Item     8     Financial Statements and Supplementary Data................................................19

Item     9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................19

                                               PART III

Item     10    Directors and Executive Officers of the Registrant.........................................19

Item     11    Executive Compensation.....................................................................20

Item     12    Security Ownership of Certain Beneficial Owners and Management.............................20

Item     13    Certain Relationships and Related Transactions.............................................20

                                                PART IV

Item     14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................20

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Risk Factors," and those discussed in the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operation." and the Company's Prospectus dated October 28, 1997.

                                     PART I

ITEM 1.    BUSINESS

    American Coin Merchandising, Inc. (the "Company") is a leading owner, operator and franchisor of coin-operated skill-crane machines that dispense stuffed animals, plush toys, watches, jewelry and other items through a national network of more than 10,000 machines operated by the Company and its franchisees. For up to 50(cent) a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations ("Retail Accounts") to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. In November 1997, the Company began operating bulk vending equipment and kiddie rides that are primarily located in supermarkets and mass merchandisers.

    The Company was formed in Colorado in July 1988 and was reincorporated in Delaware in July 1995. At the time the Company was founded, certain of the Founders owned and operated entities that operated skill-crane machines. A wholly owned company of one of the Founders also had licensed the rights to operate similar businesses through license, sale and set-up agreements that were assigned to the Company. The Company was formed to support the license, sale and set-up agreements and to offer additional license, sale and set-up arrangements and franchises in new territories. Shortly after the Company was formed, it began combining the buying power of the affiliated businesses to purchase products and skill-crane machines at lower prices. In 1990, the Company began developing its own territories by directly owning and operating skill-crane machines.

    To continue to expand its operations, on August 31, 1995 the Company purchased substantially all of the inventory, property and equipment and assumed certain facilities leases and contracts of the Affiliated Entities for an aggregate purchase price of approximately $9.0 million. All of the Affiliated Entities previously were franchisees of the Company and all, except Sugarloaf Marketing, were under common control with the Company.

BUSINESS STRATEGY

    The Company's business strategy is to differentiate itself from traditional skill-crane operators and to strengthen its position as a leading owner and operator of skill-crane machines in the U.S. The key elements of the Company's business strategy are as follows:

        Quality Products. The Company's Shoppes offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. The plush toys offered in the Company's Shoppes are made with 100% polyester fiber fill and high-grade outer covers and the watches include dependable movements. In addition, the Company's Shoppes offer licensed products featuring recognizable characters (such as Looney Tunes and the Winnie-the-Pooh characters) and theme-based items (such as Christmas and Halloween items). All products offered in the Shoppes must adhere to the Company's safety and quality standards.

        Machine Appearance, Merchandise and Merchandising Techniques. The Company's Shoppes are distinctively marked with the SugarLoaf logo and other signage that is readily identifiable with the Company in order to create brand recognition. In addition, the Shoppes are well lit and are cleaned and serviced regularly to maintain their attractive appearance. The Shoppes contain an appealing mix of products arranged by size, color, shape and type. Products with higher perceived value are prominently displayed, and the Company frequently incorporates new items into the merchandise mix to maintain the Shoppes' fresh appearance. Management believes the Shoppes' appearance and the Company's merchandising techniques are important factors in gaining acceptance of the Company's Shoppes by retailers.

        Product Procurement and Company-Designed Product. The Company controls product cost by purchasing a significant portion of its products directly from manufacturers in large quantities and acquiring merchandise that has been discontinued or is subject to substantial "close-out" discounts. The Company also controls product cost by pre-packing products that it distributes to Company-owned offices and sells to its franchisees for use in filling and merchandising the Shoppes. These pre-packed units include a predetermined mix or "recipe" of different types, sizes, shapes and colors of product which achieve the Company's merchandising objectives while also controlling average product cost. The Company is able to frequently introduce new product in its Toy Shoppes by designing a significant portion of the product and by purchasing licensed and other product from suppliers. Designing products at various price points furthers the Company's objective of controlling product cost. See "Suppliers -- Product."

        Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company's target range, the Company can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. Additionally, the Company monitors each Shoppe's average weekly revenue. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe.

        Location Selection. The Company concentrates its sales efforts on placing Shoppes in Retail Accounts such as Wal-Mart and Safeway which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See "Operations -- Account Acquisition, Location Selection and Shoppe Placement."

        Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to Retail Accounts including Wal-Mart and Safeway.

        Training. The Company employs a comprehensive training program, including seminars and field training, for its regional managers, general managers and franchisees. It also provides operations manuals, training videos and other materials relating to office management and route merchandising to assure the achievement of the Company's business objectives. See "Operations -- Supervision, Training and Support."

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

    The SugarLoaf Toy Shoppe has been operated by the Company since its inception. The Company introduced the SugarLoaf Fun Shoppe in 1993 and the SugarLoaf Treasure Shoppe in 1994. Management believes that the introduction of new types of skill-crane machines has enabled the Company to capitalize on its current routes and existing relationships by placing additional machines in existing locations, thereby increasing revenue at each location with little incremental service costs. The introductions of SugarLoaf Treasure Shoppes and SugarLoaf Fun Shoppes are typically made in locations where a SugarLoaf Toy Shoppe is already located. Currently the Company operates four types of Shoppes as described below.

    The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50(cent) and dispenses stuffed animals, plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 1997, the Company and its franchisees were operating approximately 6,786 SugarLoaf Toy Shoppes.

    The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50(cent) and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 1997, the Company and its franchisees were operating approximately 1,310 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

    The SugarLoaf Beanie Bag Shoppe. During 1997 the Company converted a substantial portion of its SugarLoaf Fun Shoppes and purchased additional SugarLoaf Beanie Bag Shoppes that feature a play price of 50(cent) and dispenses beanie-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 1997, the Company and its franchisees were operating 1,283 SugarLoaf Beanie Bag Shoppes.

    The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25(cent) and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and young adults. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. Because the retail value of the products offered in the SugarLoaf Fun Shoppe are generally lower than the products offered in the SugarLoaf Toy Shoppe and the SugarLoaf Treasure Shoppe, the SugarLoaf Fun Shoppe dispenses more frequently than the Company's other Shoppes, including certain SugarLoaf Fun Shoppes which operate until a player wins a prize. As of December 31, 1997, the Company and its franchisees were operating approximately 739 SugarLoaf Fun Shoppes.

    The following chart indicates the number of Shoppes the Company had in operation at the indicated date:

                      DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995
                      -----------------   -----------------   -----------------
      TYPE            NUMBER    PERCENT   NUMBER    PERCENT   NUMBER    PERCENT
      ----            ------    -------   ------    -------   ------    -------
Toy Shoppes.........   3,831      62.1%    2,699      68.0%    1,291      62.7%
Treasure Shoppes....   1,016      16.5       542      13.7       357      17.4
Beanie Bag Shoppes..   1,156      18.8        --        --        --        --
Fun Shoppes.........     163       2.6       726      18.3       409      19.9
                       -----     -----     -----     -----     -----     -----
          Total ....   6,166     100.0%    3,967     100.0%    2,057     100.0%
                       =====     =====     =====     =====     =====     =====

OPERATIONS

    Management believes that the Company's operations program provides for efficient and cost-effective purchasing and distribution of product. In addition, the Company and its franchisees have a route-servicing system that facilitates the development of a good working relationship with location managers in regional and national chain accounts. The Company offers its franchisees the same software management tools, training programs and product and machine purchasing programs used by the Company, and they are required to use substantially the same procedures, systems and methods the Company employs in its own operations.

    Retail Accounts. Currently, the Company's Shoppes are located, in order of prevalence, in supermarkets, mass merchandisers, bingo halls and bowling centers, bars and similar locations. In the future, the Company intends to attempt to place additional Shoppes in national and regional supermarket, mass merchandise and restaurant chain accounts to take advantage of the regular customer traffic of these locations. The following chart identifies some of the Company's Retail Accounts:
                                 RETAIL ACCOUNTS

  SUPERMARKETS          MASS MERCHANDISERS       RESTAURANTS               OTHER
  ------------          ------------------       -----------               -----
Kroger                Wal-Mart                 Denny's (franchised)      AMF Bowling Centers
Safeway/Vons          Kmart                    Ponderosa Steak House     Brunswick Bowling Centers
Fred Meyer Stores                              Bonanza Steak Houses      Truckstops of America
Cub Foods                                                                Flying J Truckstop
                                                                         76 Truckstops

    The Company or its franchisees provide the Shoppes and pay for certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue generally ranged from 20% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement and vending machines such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

    In individual-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. While the Company has written agreements with certain major Retail Accounts, the Company and its franchisees also have placed Shoppes in national and regional Retail Accounts pursuant to oral or other agreements, which may be terminated at anytime. Management believes that the Company and its franchisees generally have good relations with their retail accounts. The Company was awarded the "Wal-Mart Other Income 1996 Crane Vendor of the Year" award.

    In August 1996, the Company entered into a contract with Wal-Mart that expires on January 1, 2000. Although the Company has entered into a contract with Wal-Mart, national and regional Retail Accounts generally do not enter into long-term contracts with vendors. In individual-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. The arrangements of the Company and its franchisees with most of these accounts may be terminated at any time. In addition, Wal-Mart may terminate its contract with the Company under certain limited circumstances. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Account Acquisition, Location Selection and Shoppe Placement. The Company acquires new individual-location accounts for the placement of its Shoppes through regional sales managers and field office general managers. To augment its field office general managers' account acquisition activities, the Company began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. As of December 31, 1997, the Company and its franchisees had installed more than 2,260 Shoppes in approximately 1,120 Wal-Mart stores nationwide. Under the terms of the agreement, an estimated 1,250 Wal-Mart stores will be installed with Shoppes by the Company and its franchisees. In January 1997, the Company signed a three-year agreement with Safeway that will make the Company and its franchisees Safeway's domestic skill-crane operator. As of December 31, 1997, the Company and its franchisees had installed more than 500 Shoppes in approximately 360 Safeway stores nationwide. In September 1997, the Company signed a three-year agreement with AMF Bowling Centers, Inc. Under the terms of the agreement, an estimated 170 of its 340 locations will be installed with Shoppes by the Company and its franchisees. As of December 31, 1997, the Company and its franchisees had installed more than 340 Shoppes in approximately 120 AMF bowling centers nationwide.

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

    Other Vending. The Company intends to introduce new types of vending and amusement machines which management believes may expand the potential locations and customers for the Company. Recently, the Company has begun to place a limited number of kiddie rides in certain retail locations. In April 1997, the Company signed a three-year agreement with Safeway that made the Company and its franchisees Safeway's domestic coin-operated kiddie ride operator. As of December 31, 1997, the Company and its franchisees had 68 kiddie rides in approximately 45 Safeway stores nationwide. In September 1997, the Company executed an agreement to purchase the assets of Quality Amusements Corp. and Quality Entertainment Corp., operators of bulk vending machines and kiddie rides. The Company began operating these additional machines in November 1997. As of December 31, 1997, the Company was operating approximately 2,300 pieces of bulk vending equipment. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelties (in or out of capsules) selected at random by the customer and dispensed through vending machines. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company's existing national distribution and service network.

    Supervision, Training and Support. The Company's area directors are primarily responsible for training the Company's regional managers and the regional managers are responsible for training the general managers and for on-going support and supervision of the Company's field offices.

    Each Company field office is managed by a general manager who is responsible for the management of the office, including inventory management, and training and monitoring route merchandisers. The Company has developed a comprehensive training program for office general managers and franchisees covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The general managers attend training programs and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company's general managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See "Employees."

    Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company's Shoppes. The Company's route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of 10 to 33 locations, depending upon volume, which are visited and serviced two to ten times per week. The route merchandiser cleans and services the Shoppe, takes inventory of the Shoppe, replaces product as needed, monitors the Vend Ratio and arranges the product within the Shoppe in accordance with the Company's merchandising techniques. The route merchandiser records the number of units of product placed in the machines and the number of plays from nonresettable meters. The meter readings are subsequently reconciled against actual collections. All collections are delivered to and verified by a field office for deposit.

    Inventory Management and Distribution. The Company's distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. After the product is procured from the Company's suppliers, it is shipped to one of two distribution centers where it is sorted and readied for pre-packing. The Company maintains inventory for the products offered through its Toy Shoppes and Beanie Bag Shoppes in a public warehousing facility in Seattle, Washington. An inventory of products offered in Treasure Shoppes and Fun Shoppes is maintained in the Company's warehouse in Boulder, Colorado. The Company communicates appropriate product mix requirements to the warehouses on a weekly basis. The warehouses sort the products according to the Company's specified mix requirements and pack the product for each type of Shoppe into pre-packed units for shipment to Company field offices and franchises on a weekly basis.

    At December 31, 1997, the Company had 32 offices operating in 41 states. The field offices average approximately 2,280 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes are repaired and product inventory is maintained. Part of the route merchandisers' daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

    Management Information Systems. The Company's management information system utilizes customized software for monitoring field office and franchisee Shoppe results. The software allows the Company to monitor individual Shoppe placements, Shoppe revenue, Vend Ratio and tax and commission payments through reports generated at the Company field offices. The software also allows the Company to monitor total Shoppe revenue, average Shoppe revenue, Shoppes on location and Vend Ratio and to determine franchisee royalty payments for franchise offices.

MERCHANDISING

    Merchandising Mix. The Company offers merchandise for the Shoppes in pre-pack bags along with bulk merchandise. The pre-pack bags include an assortment of exclusive SugarLoaf designs, along with licensed and other domestic goods. The merchandise variety is regularly updated, and the Company offers at least 1,500 new items each year. Seasonal goods are placed in Shoppes for all major holidays.

    New Designs. The Company works with several free-lance designers and creates at least 300 new, exclusive designs each year that can only be obtained through the SugarLoaf Toy Shoppes. The Company also creates several theme product collectibles and many players attempt to retrieve all of the products in the series.

    Merchandise Sourcing and Vendor Relationships. The Company purchases product from several overseas factories and has developed good relationships with these suppliers over the past ten years. The Company also utilizes several domestic sources and attempts to take advantage of licensed and closeout merchandise.

SUPPLIERS

    Product. The Company maintains a purchasing and development staff at its corporate headquarters and contracts with foreign and domestic manufacturers and outside vendors for its supply of products. The SugarLoaf Toy Shoppes offer a combination of Company-designed products that are manufactured to the Company's specifications and "off the shelf" products available from foreign manufacturers and third-party vendors. Since 1988, all Company-designed toys have been manufactured to its specifications by foreign manufacturers. Currently, the Company relies on multiple manufacturers in China to produce its custom designs, each of whom has the capability to produce a range of the toys required by the Company. Decisions regarding the choice of manufacturer are based on price, quality of workmanship, reliability and the ability of a manufacturer to meet the Company's delivery requirements.

    Shoppes. During 1997, approximately 79.9% of the 2,303 skill-crane machines purchased by the Company were supplied by Rainbow; another 19.7% of such purchases were supplied by Smart Industries, Inc. All three of the Company's approved suppliers, including one of the leading manufacturers of skill-crane machines, are located in the U.S. The Company is currently purchasing the SugarLoaf Treasure Shoppe from one of the Company's three approved suppliers and is currently purchasing the SugarLoaf Fun Shoppe and the SugarLoaf Toy Shoppe from two of its approved suppliers. The Company intends to divide future purchases of its skill-crane machines between at least two of its approved suppliers and may seek to add new suppliers. Management believes that suitable skill-crane machines are available from a number of domestic and foreign manufacturers.

FRANCHISE RELATIONS

    As of December 31, 1997, the Company had franchise agreements in effect with 17 franchisees covering 22 territories in the U.S. and one territory in British Columbia, Canada covering, in the aggregate, 3,952 Shoppes. The Company does not currently intend to grant any additional franchises.

    The Company has entered into a franchise agreement with the franchisee for each separate territory. The Company provides ongoing advice and assistance to franchisees in connection with the operation and management of each franchise through training sessions, meetings, seminars, and field training and operations manuals. Franchisees are required to place a minimum number of Shoppes in each territory depending on the population of the territory.

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

    The Company offers franchisees a cost-effective means of purchasing both products and Shoppes. The Company is able to purchase products and Shoppes in quantity and thereby reduce equipment and product costs to the Company and its franchisees. The Company offers pre-packed units of product for each of the Shoppes. The product mix in the pre-packed units is changed on a weekly basis to maintain the Shoppes' fresh appearance. Franchisees also can create their own mix of products by purchasing products in bulk from the Company or other vendors. The Company must approve all products purchased from other vendors.

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

TERMS OF FRANCHISE AGREEMENT

    Following is a summary of certain terms of the Company's franchise agreements currently in effect:

    Fee and Royalty Payments. Current franchise agreements typically provide for payment of an initial franchise fee that depends on the population of the franchised territory. A reduced initial fee is available to qualified current franchisees who purchase rights to operate in a new territory contiguous to their respective current territories. Initial franchise fees are not a material source of the Company's revenue. In addition, the franchisee must pay a royalty fee based on gross machine revenue, subject to quarterly adjustments, a cap on fees paid annually and a fee reduction program, as described below. The royalty may be adjusted up or down at the end of each quarter based on that quarter's average weekly gross revenue from the territory and such adjustment will remain in effect until adjusted at the end of the next succeeding calendar quarter. The annual royalties payable on gross revenue from the SugarLoaf Toy Shoppes and SugarLoaf Treasure Shoppes in a territory are capped at $125,000. There is no cap on the annual royalty payable on gross revenue from the SugarLoaf Fun Shoppe. A franchisee is entitled to a reduction in the royalty rate on gross revenue from the SugarLoaf Treasure Shoppe and the SugarLoaf Toy Shoppe of one percentage point on gross revenue for a future six-month period based on the franchisee meeting certain standards during the most recently completed six-month period.

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

    Territory Requirements. Franchise agreements generally provide for an area of exclusivity defined by counties. The Company retains certain rights under the franchise agreements to operate other types of amusement devices and vending machines.

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

    Financing Assistance. The Company has established a third-party equipment-leasing program for qualified franchisees. The leasing program permits qualified franchisees to lease the machines for their territories. If the franchisee defaults on the lease, the Company has agreed to purchase the machines from the leasing company at an agreed upon price. If the Company agrees to guarantee the lease, the franchisee must pay to the leasing company a fee of less than one percent of the lease amount, which amount is then remitted to the Company by the leasing company.

    Right of First Refusal. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

COMPETITION

    The majority of skill-crane operators are privately owned "mom and pop" operations each owning and operating on average less than 20 skill-crane machines. However, the Company also competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes compete with other vending machines and coin-operated amusement devices and seasonal and bulk merchandise for sites in retail locations. Competition for sites in retail locations is based primarily on the amount of revenue that can be generated by a particular use of a site. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets and other venues targeted by the Company to compete readily with the Company in certain markets.

INTELLECTUAL PROPERTY

    The Company has no patents or patent applications pending and relies primarily on a combination of trademark and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company seeks to protect its product names under trademark and unfair competition laws. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including "SugarLoaf," "Toy Shoppe," "Treasure Shoppe" and "Fun Shoppe." In addition, the Company claims common law trademark protection for the mark "A Test of Skill." The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's Shoppes and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company does not have significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATION

    The Company's business is subject to federal, state, provincial and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994, requires the labeling of articles which bear or contain a hazardous substance as defined in these statutes. In addition, the Consumer Product Safety Commission may, under these statutes, ban and exclude from the market toys or other articles intended for use by children which contain hazardous substances or present a public health or safety hazard, and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles.

    The distribution and operation of skill-crane machines may be subject to federal, state, provincial and local regulations, including gaming regulations, which vary from jurisdiction to jurisdiction. Certain jurisdictions may require licenses, permits and approvals to be held by companies and their key personnel in connection with the distribution or operation of skill-crane machines. Management believes that Washington is the only state in which the Company currently operates Shoppes that requires the Company to maintain a license with the state's gambling commission. Currently, the Company believes that it has obtained all necessary governmental licenses, permits and approvals necessary for the distribution or operation of the Shoppes in the Company-owned operations. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future. Franchisees are responsible for their own regulatory compliance.

    The U.S. Federal Trade Commission and certain states require a franchisor to transmit specified disclosure statements to potential franchisees upon entering into negotiations to grant a franchise. Additionally, some states require the franchisor to register its franchise with the state before it may offer a franchise. The Company believes it is in material compliance with such laws in the states in which the Company has offered or sold franchises and does not currently intend to grant any additional franchises.

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

    The Company may be subject to claims for personal injuries resulting from the use of its Shoppes or from products and other merchandise dispensed from the Shoppes. To date, the Company has not experienced any material product liability claims or costs, and it currently maintains product liability insurance which it believes to be adequate. The Company's product liability insurance coverage is limited, however, and there can be no assurance that such insurance would adequately cover future product liability costs or claims.

EMPLOYEES

    As of February 27, 1998, the Company had a total of 487 employees, including 43 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or covered by any collective bargaining contract. Management believes it has a good relationship with the Company's employees.

    Generally, each of the Company's field offices employs approximately 5 to 35 persons, including a general manager, an office assistant and an adequate number of route merchandisers to properly service the Company's Shoppes. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The regional managers oversee the operations of the Company field offices and report directly to the Company's area directors.

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

ITEM 2.    PROPERTIES

    The Company's principal executive offices are located at 5660 Central Avenue, Boulder, Colorado, where the Company, its Treasure and Fun Shoppe fulfillment warehouse facilities and the Denver, Colorado operation occupy approximately 28,000 square feet of office and warehouse space under a lease that expires February 28, 2003. The Company also is a party to 38 other leases which are used for office and warehouse space which average approximately

2,100 square feet, provide for monthly rental payments ranging from $275 to $3,930 and expire at various times over the period May 31, 1998 to September 30, 2000.

ITEM 3.    LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Stockholders was held on November 12, 1997, at which the stockholders approved (i) an increase in the authorized number of shares of Common Stock from 7 million to 20 million shares, approved (ii) an increase in the aggregate number of shares of Common Stock reserved for issuance under the Company's Amended and Restated Stock Option Plan from 856,132 to 1.4 million shares, and (iii) approved an increase in the aggregate number of shares of Common Stock reserved for issuance under the Company's 1995 Non-Employee Director Stock Option Plan from 42,000 to 100,000 shares. Votes were cast as follows:

                                                           Votes Against
                                              Votes For     Or Withheld     Votes Abstained     Broker Non-Votes
                                              ---------    -------------    ---------------     ----------------
Increase in authorized number of
  shares of Common Stock from 7
  million to 20 million..................     3,534,345       868,307           850,000          Not Applicable

Increase in aggregate number of
  shares of Common Stock reserved
  for issuance under the Company's
  Amended and Restated Stock Option
  Plan from 856,132 to 1.4 million
  shares.................................     3,489,995       912,657           850,000          Not Applicable

Increase in aggregate number of
  shares of Common Stock reserved
  for issuance under the Company's
  1995 Non-Employee Director Stock
  Option Plan from 42,000 to 100,000.....     3,539,695       863,807              None          Not Applicable


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

    Common Stock Data. The Company's Common Stock began trading publicly in the over-the-counter market through the Nasdaq National Market on October 16, 1995 under the symbol "AMCN". Prior to that date, there was no public market for the Common Stock. On February 27, 1998, the number of record holders was 44 and the Company estimates that on that date there were an additional 1,900 beneficial owners. On February 27, 1998, the closing price reported on the NASDAQ National Market for the Common Stock was $16.50. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the Nasdaq National Market. The prices reported do not include retail mark-up, mark down or commissions and may not reflect actual transactions.

                                                                  HIGH      LOW
                                                                  ----      ---
For the Fiscal Year Ended December 31, 1996:
  First Quarter...............................................   $ 6.63   $ 4.88
  Second Quarter..............................................     6.25     4.50
  Third Quarter...............................................     6.50     4.00
  Fourth Quarter..............................................     6.25     4.75
For the Fiscal Year Ended December 31, 1997:
  First Quarter...............................................     8.88     5.00
  Second Quarter..............................................    11.63     6.88
  Third Quarter...............................................    17.63     9.63
  Fourth Quarter..............................................    18.38    14.63

    Common Stock Dividends. The Company has not declared or paid a cash dividend on its Common Stock. The payment of future dividends will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, and restrictions in current and future credit agreements and operating and financial condition of the Company, among other factors. The Company's current credit facility limits its payment of dividends while the credit facility is in place. Prior to October 1995, the Company made S corporation distributions to its respective owners. See "Certain Relationships and Related Transactions."

ITEM 6.    SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of earnings for each of the years in the five-year period ended December 31, 1997, have been derived from the financial statements of the Company.


                                                                                     YEAR ENDED DECEMBER 31
                                                                 ------------------------------------------------------------
                                                                   1997         1996         1995         1994         1993
                                                                 --------     --------     --------     --------     --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF EARNINGS DATA:
Revenue:
  Vending ..................................................     $ 52,866     $ 30,439     $ 17,031     $ 11,651     $  6,258
  Franchise and other ......................................        6,218        7,828        8,683        5,963        4,250
                                                                 --------     --------     --------     --------     --------
        Total revenue ......................................       59,084       38,267       25,714       17,614       10,508
                                                                 --------     --------     --------     --------     --------
Cost of revenue:
  Vending ..................................................       37,506       21,283       11,701        8,399        4,368
  Franchise and other ......................................        3,967        5,659        6,054        4,207        2,737
                                                                 --------     --------     --------     --------     --------
        Total cost of revenue ..............................       41,473       26,942       17,755       12,606        7,105
                                                                 --------     --------     --------     --------     --------
        Gross profit .......................................       17,611       11,325        7,959        5,008        3,403
General and administrative expense .........................       10,314        7,053        4,565        3,607        2,854
                                                                 --------     --------     --------     --------     --------
Operating earnings .........................................        7,297        4,272        3,394        1,401          549
Interest expense ...........................................          612          375          383          228          115
Minority interest ..........................................           --           --           80           62           89
Share of loss of equity affiliate ..........................           --           --           27           29           24
                                                                 --------     --------     --------     --------     --------
Earnings before income taxes ...............................        6,685        3,897        2,904        1,082          321
Income tax expense .........................................        2,256        1,311          329           --           --
                                                                 --------     --------     --------     --------     --------
        Net earnings .......................................     $  4,429     $  2,586     $  2,575     $  1,082     $    321
                                                                 ========     ========     ========     ========     ========

Basic earnings per share(2) ................................     $   0.80     $   0.51
Diluted earnings per share(2) ..............................     $   0.78     $   0.48
Basic weighted average common shares(2) ....................        5,565        5,092
Diluted weighted average common shares(2) ..................        5,694        5,417
Pro forma information:
  Historical net earnings before income taxes ..............                               $  2,904     $  1,082     $    321
  Pro forma adjustments to earnings before taxes ...........                                  1,207
                                                                                           --------
  Pro forma earnings before income taxes ...................                                  4,111
  Pro forma income tax expense .............................                                  1,562          411          122
                                                                                           --------     --------     --------
  Pro forma net earnings(1)(2) .............................                               $  2,549     $    671     $    199
                                                                                           ========     ========     ========
NUMBER OF SHOPPES(3):
Company operations .........................................        6,166        3,967        2,057        1,019          743
Franchise operations .......................................        3,952        3,981        3,455        3,008        2,148
                                                                 --------     --------     --------     --------     --------
        Total ..............................................       10,118        7,948        5,512        4,027        2,891
                                                                 ========     ========     ========     ========     ========


                                                                                         DECEMBER 31,
                                                                 ------------------------------------------------------------
                                                                   1997         1996         1994         1995         1993
                                                                 --------     --------     --------     --------     --------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ............................................     $  3,626     $  2,914     $  2,896     $    220     $    350
Total assets ...............................................       37,077       19,758       13,702        5,539        3,750
Total short-term debt and current portion of
  long-term debt ...........................................        1,619        1,109          557        1,380        1,157
Total long-term debt, excluding current portion ............        1,292        5,059        1,632        1,640        1,078
Total stockholders' equity .................................       30,092       11,676        9,007        1,214          833

----------
(1) During the years 1993 through August 1995, the Company and each of the Chicago Toy Company, the Georgia Toy Company, Inland Merchandising, Inc., Lehigh Valley Toy Company, Performance Merchandising, Inc., Southwest Coin Company,

     Sugarloaf, Ltd. and Sugarloaf Marketing Inc. (the "Affiliated Entities"), were organized as either S corporations or a partnership and the taxable income of the Company and the Affiliated Entities was attributable directly to their respective stockholders or partners during such periods. Accordingly, net earnings have been adjusted to reflect federal and state income taxes as if such taxes had been incurred for such period at an estimated effective rate of 38%. See Note 1 of Notes to the Financial Statements included herein.

(2) Net earnings per share and weighted average common shares are not presented for 1993 through 1995 because the Company and each of the Affiliated Entities were organized as S corporations or a partnership. On a pro forma basis, basic and diluted net earnings per share would have been $0.59 and $0.55 and basic and diluted weighted average common shares would have been 4,299,000 and 4,669,000 respectively, for 1995. See Note 14 of Notes to the Financial Statements included herein.

(3) Shoppes previously owned and operated by the Affiliated Entities, other than Sugarloaf Marketing, are included in Company operations. Shoppes previously owned and operated by Sugarloaf Marketing are included in franchise operations on an historical basis. The number of Shoppes is as of the end of the indicated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section "Risk Factors" and the Company's Prospectus dated October 28, 1997. The information presented below should be read in conjunction with the financial statements, including notes thereto, included elsewhere in this Report.

GENERAL

    The Company and its franchisees own and operate Shoppes that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in Retail Accounts and similar high traffic locations, and for the year ended December 31, 1997 typically paid 20-30% of gross revenue to the location owner as a location commission. At December 31, 1997, the Company had a national network of 32 offices operating in 41 states and there were 17 Company franchisees operating in 23 territories. The Company sells both machines and product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees' gross machine revenue.

    For the year ended December 31, 1997, over 85% of the Company's revenue and gross profit were derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation, and direct service cost.

    Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees. Initial franchise fees have not been material, and the Company currently does not plan to expand its franchise network. Product sold to the franchisees consists of goods to vend in Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will decline in the future as a result of the Company's acquisition of franchises.

    In 1995, the Company terminated its S corporation status. In conjunction with its initial public offering in October 1995, the Company reorganized by acquiring substantially all of the inventory, property and equipment and assuming certain facilities leases and contracts of the Affiliated Entities (the "Reorganization"). All of the Affiliated Entities previously were franchisees of the Company and all except Sugarloaf Marketing, were controlled by one or more of Greg Theisen, Abbe Stutsman, Richard Jones and Randall Fagundo and their respective spouses (the "Founders").

    The number of Company owned and operated Shoppes has risen from 743 to 6,166 from 1993 to 1997, representing a compound annual growth rate of 69.7%. In 1997, the Company had record revenue and operating earnings of $59.1 million and $7.3 million, respectively. The Company has experienced 54.0% and 90.9% compound annual growth rates in total revenue and operating earnings, respectively, between 1993 and 1997.

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve any issues. Considering the nature of the Company's computer systems, and modifications to be made, if any, as a result of the implementation plan, management believes the Year 2000 issue will not pose significant operational problems for the Company.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

Revenue

    The Company's total revenue increased 54.4% from $38.3 million in 1996 to $59.1 million in 1997. Vending revenue increased $22.4 million or 73.7% in 1997 to $52.9 million, primarily as a result of an increase in the average number of Shoppes in use during 1997, which increased 68.2% over the average number of Shoppes in use during 1996.

    Franchise and other revenue decreased $1.6 million or 20.6% in 1997 as compared to 1996 due primarily to the acquisition of Company franchises.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $16.2 million in 1997 to $37.5 million. The vending operations' contribution to 1997 gross profit increased to $15.4 million, which represents a 67.8% increase over gross profit from vending operations realized in 1996. The vending gross profit achieved in 1997 was 29.1% of vending revenue, which represents a decrease from the 30.1% of vending revenue achieved in 1996. The decline in vending margin in 1997 results primarily from a higher commission rate paid to locations in 1997.

    Gross profit on franchise and other revenue in 1997 increased to $2.3 million, or 36.2% of franchise and other revenue, which is 8.5 percentage points higher than the gross margin achieved in 1996. The increase in gross margin as a percentage of franchise and other revenue resulted primarily from lower 1997 equipment sales to franchisees that are at lower margins.

Operating Expense

    General and administrative expense as a percentage of revenue decreased to 17.5%, as compared to 18.4% of revenue in 1996. The $3.3 million increase in general and administrative expense results primarily from the additional operating and satellite offices opened by the Company during the past year.

Operating Earnings

    Operating earnings in 1997 increased 70.8% to $7.3 million or 12.4% of total revenue, which are, as a percentage of total revenue, 1.2 percentage points higher than the operating earnings achieved in 1996. The increase in operating earnings results primarily from the 68.2% increase in the average number of Shoppes in place during 1997 compared to average number in place in 1996. The effect of the increase in Shoppes is offset by the 46.2% increase in general and administrative expense experienced in 1997 compared to 1996.

Non Operating Income (Expense)

    Interest expense increased $237,000 to $612,000 in 1997 as compared to 1996. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Net Earnings and Earnings Per Share

      Net earnings for the year ended December 31, 1997 were $4.4 million, or 7.5% of total revenue, as compared to net earnings of $2.6 million during 1996. Diluted earnings per share for 1997 increased 62.5% to $0.78, as compared to $0.48 per share in 1996.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

Revenue

    The Company's total revenue increased 48.8% from $25.7 million in 1995 to $38.3 million in 1996. Vending revenue increased $13.4 million or 78.7% in 1996 to $30.4 million as a result of an increase in the average number of Shoppes in use during 1996, which increased 95.8% over the average number of Shoppes in use during 1995. Franchise and other revenue decreased $855,000 or 9.8% in 1996 as compared to 1995 due primarily to the acquisition of Company franchises.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $9.6 million in 1996 to $21.3 million. The vending operations' contribution to 1996 gross profit increased to $9.2 million, which represents a 71.8% increase over gross profit from vending operations realized in 1995. The vending gross profit achieved in 1996 was 30.1% of vending revenue, which represents a decrease from the 31.3% of vending revenue achieved in 1995. The decrease in vending margin in 1996 results primarily from a higher commission rate paid to locations. Gross profit on franchise and other revenue in 1996 decreased to $2.2 million, or 27.7% of franchise and other revenue, which is 2.6 percentage points lower than the gross margin achieved in 1995. The decrease in gross margin resulted primarily from lower margins realized on equipment sales to franchisees.

Operating Expense

    General and administrative expense increased $2.5 million in 1996 to $7.1 million or 18.4% of revenue, as compared to $4.6 million or 17.8% of revenue in 1995. The increase in general and administrative expense results primarily from the acquisition of SugarLoaf Marketing and other franchisees, additional operating and satellite offices opened during 1996, the accelerated placement of machines during 1996 and the additional payroll and other costs associated with being a public company. In 1995, general and administrative expense includes $232,000 of commissions paid to the Company's two major stockholders.

Operating Earnings

    Operating earnings in 1996 increased to $4.3 million or 11.2% of total revenue, which are, as a percentage of total revenue, 2 percentage points lower than the operating earnings achieved in 1995. The decrease in operating earnings results primarily from the additional operating and satellite offices opened during 1996, the accelerated placement of machines during 1996 and the additional payroll and other costs associated with being a public company.

Non Operating Income (Expense)

    Interest expense decreased $8,000 to $375,000 in 1996 as compared to 1995. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Net Earnings and Earnings Per Share

    Net earnings for the year ended December 31, 1996 were $2.6 million, or 6.8% of total revenue. Diluted earnings per share diluted for the year ended December 31, 1996 were $0.48. Prior to October 13, 1995 the Company had elected tax treatment as an S corporation, while the combined affiliates were each organized as S corporations, except for Southwest Coin Company which was organized as a partnership. Accordingly, through October 12, 1995, no provisions were made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the owners.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facility and issuances of its common stock. These sources of cash flows have been offset by cash used for investment in skill-crane machines and payment of long-term borrowings.

    Net cash provided by operating activities was $8.4 million, $4.2 million and $2.9 million in 1997, 1996 and 1995, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility or sale of equity securities.

    Net cash used by investing activities was $16.1 million, $7.4 million and $5.5 million in 1997, 1996 and 1995, respectively. Capital expenditures amounted to $12.2 million, $6.1 million and $2.2 million in 1997, 1996 and 1995, respectively, of which $7.2 million, $4.8 million and $1.6 million were represented by the acquisition of skill-crane machines. The acquisition of franchisees, other than through the Reorganization in 1995, used $2.6 million, $1.2 million and $160,000 in 1997, 1996 and 1995, respectively. Payments to the non-control group in the Reorganization were $3.1 million in 1995.

    Net cash provided by financing activities was $8.9 million, $2.4 million and $3.9 million in 1997, 1996 and 1995 respectively. In 1997 the issuance of Common Stock primarily in connection with the Company's follow-on offering, provided $13.9 million. The issuance of Common Stock primarily in connection with the Company's initial public offering, provided $10.1 million in 1995 of which $4.5 million was used to pay distributions to the Control Group in connection with the Reorganization. Cash of $326,000 was retained by the combined affiliates in the Reorganization. Other financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and S corporation distributions to owners. Financing activities also includes advances and repayments on the Company's credit facility and other debt obligations.

    Under the Revolving Line, the Company may borrow up to $15.0 million at the bank's prime interest rate (8.5% at December 31, 1997) or, at the Company's option, an interest rate based on the current LIBOR rate. The Revolving Line is available through July 5, 1999 and at December 31, 1997 there was no principal amount outstanding. The Revolving Line provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at December 31, 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June of 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards, No. 130, Reporting Comprehensive Income, (Statement No. 130), and No. 131, Disclosures About Segments of an Enterprise and Related Information, (Statement No. 131), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted Statement No. 130. The Company will comply with the reporting and display requirements under this statement when required. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted Statement No. 131. As the Company operates within one industry segment, the reporting of such information is not expected to be significant.

                                  RISK FACTORS

    This report contains forward-looking statements. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this Report and the Company's Prospectus dated October 28, 1997.

    Growth and Management of Growth. The Company has recently experienced substantial growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

    Acquisition Related Risks. The Company may use a portion of its capital resources to effect acquisitions. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. The Company is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. If the Company proceeds with any such transaction, no assurance can be given that the Company can effectively integrate the acquired operations with its own. The Company also may seek to finance any such acquisition through debt financings or issuances of equity and there can be no assurance that any such financing will be available on acceptable terms or at all.

    Trade Relations and Dependence on Major Accounts. The Company's largest major account, Wal-Mart, accounted for approximately 33.5% and 11.4% of total revenue for fiscal 1997 and 1996, respectively. In August 1996, the Company entered into a contract with Wal-Mart that expires on January 1, 2000. Although the Company has entered into a contract with Wal-Mart, national and regional Retail Accounts generally do not enter into long-term contracts with vendors. In individual-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. The arrangements of the Company and its franchisees with most of these accounts may be terminated at any time. In addition, Wal-Mart may terminate its contract with the Company under certain limited circumstances. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Suppliers and Foreign Sourcing. Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial performance.

    Nature of Franchise Relations. For the year ended December 31, 1997, the Company derived approximately 10.5% of its total revenue from franchise and other revenue. The Company expects to continue to derive revenue from its franchisees in the future. Franchise and other revenue consists primarily of product sales to franchisees and royalties from franchisees. The Company's franchise agreements generally grant franchisees an exclusive geographic territory in which the Company generally may not place or operate the same type of Shoppes. Although the franchise agreements require franchisees to place a specified minimum number of Shoppes within their territories and to pay franchise royalties, franchisees are under no minimum product purchase or minimum annual royalty payment obligations. There can be no assurance, therefore, that the Company will continue to realize the same or greater revenue from its franchisees. The Company also cannot require franchisees to expand operations within their territories or preclude them from taking actions inconsistent with the Company's expansion plans or business strategy.

    Seasonality and Variability of Results. The financial performance of the Shoppes is substantially dependent on the level of retail traffic at such Shoppes' particular location. Accordingly, the business, financial condition and results of operations of the Company can be materially and adversely affected by factors that reduce retail traffic at Shoppe locations. These include numerous factors beyond the Company's control such as weather, labor strikes and other disruptions of the business at Retail Accounts and local and national business and economic conditions. The Company's results are also linked to seasonal increases in foot-traffic at Retail Accounts, and disruptions of past trends, including traditional increases during holiday seasons could decrease the Company's revenue. As a result, the Company's operating results may vary significantly over time. Accordingly, period-to-period comparisons of its results of operations are not necessarily meaningful and the Company's past results should not be relied upon as an indication of future performance.

    Dependence on Key Employees. The Company's success to date has been dependent in part upon the efforts and abilities of Jerome M. Lapin (its President, Chief Executive Officer and Chairman), W. John Cash (its Vice President, Chief Financial Officer and Treasurer), Randall J. Fagundo (its Vice President of Operations and Secretary), Abbe M. Stutsman (its Vice President of Purchasing and Product Development), and certain other key personnel. The Company's continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does not maintain any "key man" insurance. In addition, executives or other employees with knowledge of the Company's operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption ELECTION OF DIRECTORS appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

     Executive Officers of the Registrant. At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers of the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant are set forth under the caption EXECUTIVE OFFICERS appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

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

     To the Company's knowledge, during the fiscal year ended December 31, 1997, all directors, officers or more than ten percent shareholders timely filed their Form 3's and Form 4's.

ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers as of March 23, 1998, and the amount of such shares with respect to which certain of the directors and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN TRANSACTIONS appearing in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 year.

                                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    EXHIBITS

            2.1+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Chicago Toy Company, Inc., dated July 17, 1995.
            2.2+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Georgia Toy Company, dated July 21, 1995.
            2.3+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Inland Merchandising, Inc., dated July 21, 1995.
            2.4+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Lehigh Valley Toy Company, dated July 21, 1995.
            2.5+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Performance Merchandising, Inc., dated July 21, 1995.
            2.6+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Southwest Coin Company, dated July 21, 1995.
            2.7+     -- Memorandum of Terms for the Purchase of Assets between
                        the Registrant and Sugarloaf, Ltd. and Sugarloaf Marketing, Inc., dated May 31, 1995.
            2.8+     -- Asset Purchase Agreement among the Registrant, certain
                        persons and Chicago Toy Company, Inc., dated August 31, 1995.
            2.9+     -- Asset Purchase Agreement among the Registrant, certain
                        persons and Georgia Toy Company, dated August 31, 1995.
            2.10+    -- Asset Purchase Agreement among the Registrant, certain
                        persons and Inland Merchandising, Inc., dated August 31, 1995.
            2.11+    -- Asset Purchase Agreement among the Registrant, certain
                        persons and Lehigh Valley Toy Company, dated August 31, 1995.
            2.12+    -- Asset Purchase Agreement among the Registrant, certain
                        persons and Performance Merchandising, Inc., dated August 31, 1995.
            2.13+    -- Asset Purchase Agreement among the Registrant, certain
                        persons and Sugarloaf Ltd. and Sugarloaf Marketing, Inc., dated August 31, 1995.

            3.1+     -- Certificate of Incorporation of the Registrant.
            3.2+     -- Bylaws of the Registrant.
            4.1+     -- Reference is made to Exhibits 3.1 and 3.2.
            4.2+     -- Specimen Stock Certificate.
            10.1+    -- Form of Indemnity Agreement to be entered into between
                        the Registrant and its directors and executive officers.
            10.2+    -- Amended and Restated Stock Option Plan of the Registrant
                        (the "Option Plan").
            10.3+    -- Form of Incentive Stock Option under the Option Plan.
            10.4+    -- Form of Nonstatutory Stock Option under the Option Plan.
            10.5+    -- 1995 Non-Employee Director Stock Option Plan (the
                        "Director Plan").
            10.6+    -- Form of Nonstatutory Stock Option under the Director
                        Plan.
            10.7+    -- Stockholder Agreement between the Registrant and the
                        Founders, certain of their spouses and Jerome M. Lapin, dated as of January 6, 1994, as amended July 21, 1995
            10.8+    -- Letter Agreement between the Registrant and Norwest Bank
                        Colorado, N.A., dated as of October 11, 1995.
            10.9+    -- Registrant's Uniform Franchise Offering Circular, dated
                        August 31, 1995, including forms of the Franchise Agreement, the National Account Program Agreement, Pre-Pack Program Agreement and the Bulk Purchasing Agreement.
            10.10+   -- Amended and Restated Term Loan and Credit Agreement,
                        including exhibits thereto, between the Registrant and Norwest Bank Colorado, N.A., dated as of May 1, 1995, as amended on July 21, 1995.
            10.11+   -- Amended and Restated Promissory Notes between the
                        Registrant and each of the parties set forth within, dated as of August 31, 1995.
            10.12+   -- Modification Agreement, dated August 25, 1995, between
                        the Registrant and Norwest Bank Colorado, N.A.
            10.13+   -- Form of Representative's Warrant.
            10.14+   -- Form of Uniform Commercial Code Security Agreement
                        between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
            10.15+   -- Form of Noncompetition Agreement between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
            10.16+   -- Form of Promissory Note between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
            10.17+   -- Form of Promissory Note between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
            10.18+   -- Form of Promissory Note between the Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
            10.19+   -- Subordination Agreement between the Registrant and
                        Georgia Toy Company, dated as of August 31, 1995.
            10.20+   -- Subordination Agreement between the Registrant and
                        Inland Merchandising, Inc., dated as of August 31, 1995.
            10.21+   -- Subordination Agreement between the Registrant and
                        Lehigh Valley Toy Company, dated as of August 31, 1995.
            10.22+   -- Subordination Agreement between the Registrant and
                        Performance Merchandising, Inc., dated as of August 31, 1995.
            10.23+   -- Subordination Agreement between the Registrant,
                        Sugarloaf Ltd., Sugarloaf Marketing, Inc. and Southwest Coin Company, dated as of August 31, 1995.
            10.24+   -- Subordination Agreement between the Registrant and
                        Chicago Toy Company, Inc., Chicago Toy Company, Inc., dated as of August 31, 1995.
            10.25+   -- Agreement to Purchase Assets and Release among Pleasant
                        Valley Toy Company, Inc., Robert G. Kittridge and the Registrant dated as of September 6, 1995.
            10.26++  -- Employment Agreement dated as of June 1, 1996, between the Registrant and Jerome M. Lapin.
            10.27++  -- Employment Agreement dated as of June 1, 1996, between the Registrant and Abbe M. Stutsman.
            10.28++  -- Employment Agreement dated as of June 1, 1996, between the Registrant and W. John Cash.
            10.29++* -- Other Income Vendor Agreement, dated as of July 31,
                        1996, between the Registrant and Wal-Mart Stores, Inc.

            10.30++  -- Credit Agreement, including exhibits thereto, between the Registrant and Wells Fargo Bank (Colorado), N.A., dated as of September 23, 1996.
            10.31++  -- Revolving Line of Credit Note, between the Registrant and Wells Fargo Bank, N.A., dated as of September 23, 1996.
            10.32++  -- Continuing Security Agreement: Equipment, Rights to
                        Payment and Inventory, between the Registrant and Wells Fargo Bank, N.A., dated September 23, 1996.
            10.33++  -- Commercial Lease Agreement, between the Registrant and
                        Technical Building Company, dated as of January 28,
                        1997.
            10.34#   -- Second Modification Agreement, between the Registrant
                        and Wells Fargo Bank, N.A., dated as of September 29, 1997.
            10.35    -- Commercial Lease Amendment Agreement, between the
                        Registrant and Technical Building Company, dated as of November 20, 1997.
            11.1     -- Computation of Per Share Earnings.
            23.1     -- Consent of KPMG Peat Marwick LLP.
            27       -- Financial Data Schedule.


+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

# Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-35947.

* An order seeking confidential treatment for certain portions of the exhibit has been granted.

                        AMERICAN COIN MERCHANDISING, INC.

                          INDEX TO FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                          PAGE
Independent Auditors' Report...........................................   F-1

Financial Statements:

     Balance Sheets....................................................   F-2

     Statements of Earnings............................................   F-3

     Statements of Stockholders' Equity................................   F-4

     Statements of Cash Flows..........................................   F-5

     Notes to Financial Statements.....................................   F-6

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

    We have audited the accompanying balance sheets of American Coin Merchandising, Inc. (formerly American Coin Merchandising, Inc. and affiliates through August 31, 1995) as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   KPMG Peat Marwick LLP




Boulder, Colorado
February 20, 1998

                       AMERICAN COIN MERCHANDISING, INC.
                                 BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                      1997            1996
                                                                                      ----            ----

                                    ASSETS
Current assets:

   Cash and cash equivalents ................................................   $  1,929,000    $    771,000
   Trade accounts and other receivables .....................................        979,000         673,000
   Inventories ..............................................................      5,625,000       4,329,000
   Prepaid expenses and other assets ........................................        365,000         164,000
                                                                                ------------    ------------
       Total current assets .................................................      8,898,000       5,937,000
                                                                                ------------    ------------

Property and equipment, at cost:
   Vending machines .........................................................     22,829,000      12,446,000
   Vehicles .................................................................      4,652,000       2,095,000
   Office equipment, furniture and fixtures .................................      1,242,000         527,000
                                                                                ------------    ------------
                                                                                  28,723,000      15,068,000
   Less accumulated depreciation ............................................     (7,557,000)     (4,697,000)
                                                                                ------------    ------------
       Property and equipment, net ..........................................     21,166,000      10,371,000
                                                                                ------------    ------------

Placement fees, net of accumulated amortization .............................        281,000         183,000
Deferred income taxes .......................................................             --          42,000
Cost in excess of assets acquired, net of accumulated amortization ..........      6,682,000       3,209,000
Other assets ................................................................         50,000          16,000
                                                                                ------------    ------------

       Total assets .........................................................   $ 37,077,000    $ 19,758,000
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ........................................   $    945,000    $    435,000
   Current portion of notes payable to Control Group ........................        674,000         674,000
   Income taxes payable .....................................................        317,000         279,000
   Accounts payable .........................................................      1,680,000         544,000
   Accrued commissions ......................................................      1,001,000         747,000
   Other accrued expenses ...................................................        655,000         344,000
                                                                                ------------    ------------
       Total current liabilities ............................................      5,272,000       3,023,000

Long-term debt, net of current portion ......................................      1,292,000       4,384,000
Notes payable to Control Group ..............................................             --         675,000
Deferred income taxes .......................................................        421,000              --
                                                                                ------------    ------------
       Total liabilities ....................................................      6,985,000       8,082,000
                                                                                ------------    ------------

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) .             --              --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued and
     outstanding 6,452,904 shares in 1997 and 5,123,274 shares in 1996) .....         65,000          51,000
   Additional paid-in-capital ...............................................     22,352,000       8,407,000
   Unearned stock option compensation .......................................        (21,000)        (49,000)
   Retained earnings ........................................................      7,696,000       3,267,000
                                                                                ------------    ------------
       Total stockholders' equity ...........................................     30,092,000      11,676,000
                                                                                ------------    ------------
Commitments
       Total liabilities and stockholders' equity ...........................   $ 37,077,000    $ 19,758,000
                                                                                ============    ============




                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                             STATEMENTS OF EARNINGS

                                                                               YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                         1997            1996           1995
                                                                         ----            ----           ----
Revenue:
   Vending ......................................................   $ 52,866,000    $ 30,439,000   $ 17,031,000
   Franchise and other ..........................................      6,218,000       7,828,000      8,683,000
                                                                    ------------    ------------   ------------
       Total revenue ............................................     59,084,000      38,267,000     25,714,000
                                                                    ------------    ------------   ------------

Cost of revenue:
   Vending ......................................................     37,506,000      21,283,000     11,701,000
   Franchise and other ..........................................      3,967,000       5,659,000      6,054,000
                                                                    ------------    ------------   ------------
       Total cost of revenue ....................................     41,473,000      26,942,000     17,755,000
                                                                    ------------    ------------   ------------

       Gross profit .............................................     17,611,000      11,325,000      7,959,000

General and administrative expenses .............................     10,314,000       7,053,000      4,218,000
Commissions and royalties, related parties ......................             --              --        347,000
                                                                    ------------    ------------   ------------
       Operating earnings .......................................      7,297,000       4,272,000      3,394,000
                                                                    ------------    ------------   ------------

Interest expense, related parties ...............................         76,000         108,000        224,000
Interest expense, other .........................................        536,000         267,000        159,000
Minority interest in income of combined affiliates ..............             --              --         80,000
Share of loss of equity affiliate ...............................             --              --         27,000
                                                                    ------------    ------------   ------------

       Earnings before taxes ....................................      6,685,000       3,897,000      2,904,000

Provision for income taxes ......................................      2,256,000       1,311,000        329,000
                                                                    ------------    ------------   ------------

       Net earnings .............................................   $  4,429,000    $  2,586,000   $  2,575,000
                                                                    ============    ============   ============

       Basic earnings per share of common stock .................   $       0.80    $       0.51
       Diluted earnings per share of common stock ...............           0.78            0.48
       Basic weighted average common shares .....................      5,565,000       5,092,000
       Diluted weighted average common shares ...................      5,694,000       5,417,000

Pro forma information:
     Historical earnings before taxes ...........................                                  $  2,904,000
     Pro forma adjustments to earnings before taxes .............                                     1,207,000
                                                                                                   ------------
     Pro forma earnings before taxes ............................                                     4,111,000
     Pro forma income tax expense ...............................                                    (1,562,000)
                                                                                                   ============
     Pro forma net earnings .....................................                                  $  2,549,000
                                                                                                   ============

Pro forma earnings per common and common equivalent share:
     Pro forma basic earnings per share .........................                                  $       0.59
     Pro forma diluted earnings per share .......................                                          0.55
     Pro forma basic weighted average common shares .............                                     4,299,000
     Pro forma diluted weighted average common shares ...........                                     4,669,000





(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                            UNEARNED
                                                                             STOCK                                          TOTAL
                                                           ADDITIONAL       OPTION                          EQUITY          STOCK-
                                              COMMON        PAID-IN         COMPEN-        RETAINED           OF            HOLDERS'
                                               STOCK        CAPITAL         SATION         EARNINGS       AFFILIATES        EQUITY

DECEMBER 31, 1994 ....................  $     31,000   $     34,000    $         --    $    443,000    $    706,000    $  1,214,000

   Issuance of 1,700,000 common
     stock in public offering, net ...        17,000     10,034,000              --              --              --      10,051,000
   Issuance of employee
     stock options ...................            --         80,000         (80,000)             --              --              --
   Exercise of employee stock
     options .........................         2,000          3,000              --              --              --           5,000
   Conversion of stockholder loans ...         1,000        675,000              --              --              --         676,000
   Net earnings ......................            --             --              --       2,072,000         503,000       2,575,000
   Distributions .....................            --             --              --        (634,000)       (420,000)     (1,054,000)
   Distribution to Control Group
     in conjunction with
     Reorganization ..................            --             --              --      (4,162,000)       (789,000)     (4,951,000)
   Deferred tax asset established
     in Reorganization ...............            --        491,000              --              --              --         491,000
   Termination of S corporation
     tax status ......................            --     (2,962,000)             --       2,962,000              --              --
                                        ------------   ------------    ------------    ------------    ------------    ------------

DECEMBER 31, 1995 ....................        51,000      8,355,000         (80,000)        681,000              --       9,007,000

   Amortization of deferred
     compensation ....................            --             --          26,000              --              --          26,000
   Tax benefit related to
     employee stock options ..........            --         57,000              --              --              --          57,000
   Exercise of employee stock
     options .........................            --          1,000              --              --              --           1,000
   Termination of employee
     stock options ...................            --         (6,000)          5,000              --              --          (1,000)
   Net earnings ......................            --             --              --       2,586,000              --       2,586,000
                                        ------------   ------------    ------------    ------------    ------------    ------------

DECEMBER 31, 1996 ....................        51,000      8,407,000         (49,000)      3,267,000              --      11,676,000

   Issuance of 1,000,000 common
     stock in public offering, net ...        10,000     13,915,000              --              --              --      13,925,000
   Amortization of deferred
     compensation ....................            --             --          22,000              --              --          22,000
   Exercise of employee stock
     options .........................         4,000         39,000              --              --              --          43,000
   Termination of employee
     stock options ...................            --         (9,000)          6,000              --              --          (3,000)
   Net earnings ......................            --             --              --       4,429,000              --       4,429,000
                                        ------------   ------------    ------------    ------------    ------------    ------------

DECEMBER 31, 1997 ....................  $     65,000   $ 22,352,000    $    (21,000)   $  7,696,000    $         --    $ 30,092,000
                                        ============   ============    ============    ============    ============    ============


(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                     AMERICAN COIN MERCHANDISING, INC. (a)
                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                     1997            1996            1995
                                                                                     ----            ----            ----
   Operating activities:
   Net earnings .............................................................   $  4,429,000    $  2,586,000    $  2,575,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ........................................      3,292,000       1,891,000         930,000
       Affiliate losses .....................................................             --              --          72,000
       Compensation expense related to stock options ........................         19,000          25,000              --
       Deferred income tax expense ..........................................        463,000         308,000         141,000
       Changes in operating assets and liabilities, net of Reorganization and acquisitions:
           Trade accounts and other receivables .............................       (332,000)         53,000        (206,000)
           Inventories ......................................................     (1,026,000)       (756,000)     (1,650,000)
           Prepaid expenses and other assets ................................       (233,000)         10,000        (182,000)
           Income taxes payable .............................................         38,000         148,000         188,000
           Accounts payable and accrued expenses ............................      1,701,000         (49,000)        994,000
                                                                                ------------    ------------    ------------
         Net cash provided by operating activities ..........................      8,351,000       4,216,000       2,862,000
                                                                                ------------    ------------    ------------

Investing activities:
   Acquisitions of property and equipment, net ..............................    (12,168,000)     (6,052,000)     (2,234,000)
   Acquisitions of franchisees and other ....................................     (3,669,000)     (1,224,000)       (160,000)
   Acquisition of non-Control Group interests in Reorganization .............             --              --      (3,125,000)
   Placement fees ...........................................................       (242,000)       (192,000)        (20,000)
   Change in notes receivable ...............................................             --          20,000          31,000
                                                                                ------------    ------------    ------------
         Net cash used in investing activities ..............................    (16,079,000)     (7,448,000)     (5,508,000)
                                                                                ------------    ------------    ------------

Financing activities:
   Net borrowings (payments) on revolving line of credit ....................     (3,787,000)      3,381,000        (121,000)
   Principal payments on notes payable to related parties ...................             --              --        (167,000)
   Proceeds from issuance of notes payable to related parties ...............             --              --          22,000
   Principal payments on long-term debt .....................................       (620,000)     (1,559,000)     (1,172,000)
   Principal payments on notes payable to Control Group .....................       (675,000)             --              --
   Proceeds from issuance of long-term debt .................................             --       1,224,000         516,000
   Distributions ............................................................             --        (634,000)       (420,000)
   Payments to Control Group in Reorganization ..............................             --              --      (4,509,000)
   Cash retained by combined affiliates in Reorganization ...................             --              --        (326,000)
   Issuance of common stock, net of offering costs ..........................     13,968,000           1,000      10,056,000
                                                                                ------------    ------------    ------------
         Net cash provided by financing activities ..........................      8,886,000       2,413,000       3,879,000
                                                                                ------------    ------------    ------------

         Net increase (decrease) in cash and cash equivalents ...............      1,158,000        (819,000)      1,233,000

Cash and cash equivalents at beginning of year ..............................        771,000       1,590,000         357,000
                                                                                ------------    ------------    ------------

Cash and cash equivalents at end of year ....................................   $  1,929,000    $    771,000    $  1,590,000
                                                                                ============    ============    ============






(a) Through August 31, 1995, represents combined financial statements of American Coin Merchandising, Inc. and Affiliates (see note 1).

                See accompanying notes to financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment and kiddie rides that are located primarily in supermarkets and mass merchandisers. At December 31, 1997, the Company has 32 field offices operating in 41 states. The Company also sells products to franchisees. At December 31, 1997 there were 23 Company franchises in operation.

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

     Due to the common controlling ownership, the accompanying financial statements include the accounts of the Company and the combined affiliates (collectively referred to as the "Combined Companies") through August 31, 1995. All material intercompany balances and transactions have been eliminated. Through August 31, 1995 the Control Group's interest has been accounted for as equity of affiliates and the other stockholders' interests have been reflected as minority interest. As such, the assets and liabilities of the Combined Companies have been accounted for in the financial statements based upon their historical costs through August 31, 1995. The financial statements account for the Control Group ownership interest in Sugarloaf Marketing, Inc. using the equity method of accounting through August 31, 1995.

     On August 31, 1995, the Company acquired substantially all of the inventories, property and equipment, and assumed certain facilities leases, which are operating leases, and contracts of the Affiliated Entities in exchange for promissory notes in the principal amount of $8,983,000 (the "Reorganization"), of which $7,634,000 was paid from the proceeds of the Company's initial public offering in October 1995. The remaining promissory notes in the principal amount of $674,000 are payable in 1998. As a result of the Reorganization, assets attributable to the Control Group's interest have been accounted for similar to the pooling-of-interests method of accounting for business combinations. Assets and liabilities included in the financial statements which were retained by the combined affiliates in the Reorganization have been accounted for as distributions to the combined affiliates. Amounts paid to the combined affiliates attributed to the Control Group interest have been accounted for as a distribution for financial reporting purposes. Assets transferred attributable to the non-Control Group members (the minority interest in the combined affiliates and the majority interest in the equity affiliate) have been accounted for using the purchase method of accounting for business combinations. The Company has recorded approximately $1,964,000 of costs in excess of assets acquired as a result of the transfer of assets attributable to the non-Control Group. The Reorganization was a taxable transaction for income tax purposes, and accordingly, the Company has a tax basis in the transferred assets in excess of that for financial reporting.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2.    ACQUISITIONS

     During 1997, the Company acquired in July, October and December certain assets and the business operations of three of its franchisees and also acquired the operating assets of a bulk vending and kiddie ride company in November for approximately $5,494,000. Of this amount, $3,669,000 was paid in cash with the balance to be paid over a three-year periods in accordance with the terms of the promissory notes issued in connection with the acquisitions. The Company has recorded approximately $3,685,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting.

     During 1996, the Company acquired in January, July and August certain assets and the business operations of three of its franchisees and also acquired the operating assets of a skill-crane service company in May for approximately $2,103,000. Of this amount, $1,224,000 was paid in cash with the balance to be paid over two to three year periods in accordance with the terms of the promissory notes issued in connection with the acquisitions. The Company has recorded approximately $1,239,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting.

     In September 1995, the Company acquired certain assets and the business operation of one of its franchisees for approximately $346,000. Of this amount, $158,000 was paid in cash with the balance to be paid over a three-year period in accordance with the terms of a promissory note issued in connection with the acquisition. The Company has recorded approximately $187,000 of costs in excess of assets acquired as a result of this acquisition that was accounted for using the purchase method of accounting.

     The pro forma effect of these acquisitions is not material to assets, revenue or net earnings for the years ended December 31, 1997, 1996 and 1995.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VENDING
     Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending is comprised primarily of the cost of products vended through the machines, the servicing of machines and commissions paid to retail locations.

     FRANCHISE ROYALTIES AND FEES
     Typically, franchisees are required to pay continuing royalties ranging from 2% to 5% of gross machine revenue. Franchisees are required to pay an initial nonrefundable franchise fee. Initial franchise fees are recognized as revenue when the franchise opens. Included in franchise and other revenue are continuing franchise royalties and initial franchise fee revenue of $86,000 for 1995.

     INCOME TAXES
     Prior to October 13, 1995 the Company had elected tax treatment as an S corporation, and the combined affiliates were each organized as S corporations, except for Southwest Coin Company which was organized as a partnership. Accordingly, through October 12, 1995, no provisions were made for income taxes since all income, deductions, gains, losses and credits were reported on the tax returns of the stockholders or partners. The S corporation status of the Company terminated on October 12, 1995 and, accordingly, the Company became a taxable entity.

     Effective October 13, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of accounting for income taxes, as prescribed by SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date.

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

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     CASH EQUIVALENTS
     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

     INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale or use in vending operations.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is calculated on the straight-line and accelerated methods over the estimated useful lives of the assets that range from 3 to 7 years.

     COST IN EXCESS OF ASSETS ACQUIRED
     Cost in excess of assets acquired represents the purchase amount paid in excess of the fair market value of the tangible net assets acquired and is amortized using the straight-line method over a 20-year period.

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

     EARNINGS PER SHARE
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement No. 128) effective for periods ending after December 15, 1997. Statement No. 128 changes the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The Company adopted the provisions of Statement No. 128 as of December 31, 1997. As prescribed by Statement No. 128, the Company has restated prior periods' earnings per share of common stock, including interim earnings per share of common stock, in the period of adoption. Such amounts are as follows:

                                                                                                                YEAR
                                                           QUARTER ENDED (UNAUDITED)                           ENDED
                                                           -------------------------                           -----

                                    SEPT. 30   JUNE 30    MAR. 31   DEC. 31   SEPT. 30   JUNE 30    MAR. 31   DEC. 31
                                      1997       1997      1997       1996      1996       1996      1996       1996
                                      ----       ----      ----       ----      ----       ----      ----       ----
Earnings per share of common stock
   as previously reported........... $ 0.18     $ 0.16    $ 0.16     $ 0.21    $ 0.11     $ 0.07    $ 0.09     $ 0.48

Basic earnings per share of common
   stock............................ $ 0.18     $ 0.16    $ 0.17     $ 0.22    $ 0.11     $ 0.07    $ 0.10     $ 0.51

Diluted earnings per share of
   common stock..................... $ 0.18     $ 0.16    $ 0.16     $ 0.21    $ 0.11     $ 0.07    $ 0.09     $ 0.48

     Net earnings per share have been omitted for 1995 because through August 31, 1995 the Combined Companies were not a single entity with its own capital structure.

     RECLASSIFICATIONS
     Certain amounts for prior periods have been reclassified to conform to the December 31, 1997 presentation.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

     YEAR ENDED DECEMBER 31,                                               1997         1996        1995
                                                                           ----         ----        ----

     Cash paid during the year:
       Interest paid.................................................. $  640,000  $   372,000 $    370,000
       Income taxes paid..............................................  1,755,000      858,000           --
     Significant noncash investing and financing activities:
       Equipment purchases financed with debt.........................         --       54,000      241,000
       Notes payable issued for acquisitions of franchisees...........  1,825,000      879,000      188,000
       Distribution payable...........................................         --           --      634,000
       Deferred tax asset established in Reorganization...............         --           --      491,000
       Conversion of stockholder loans into common stock..............         --           --      676,000

     Cash paid in Reorganization:
       Value of tangible assets acquired..............................                         $    983,000
       Costs in excess of assets acquired.............................                            1,964,000
       Net liabilities retained by combined affiliates,
         excluding cash retained......................................                            1,310,000
       Notes payable to Control Group.................................                           (1,349,000)
       Net elimination of investment in equity affiliate
         and minority interest........................................                              101,000
       Distribution to Control Group..................................                            4,951,000
                                                                                               -------------
           Cash paid and retained (1).................................                         $  7,960,000
                                                                                               =============

     (1) Includes $326,000 of cash retained by the combined affiliates.

4.   INVESTMENT IN EQUITY AFFILIATE

     Prior to the Reorganization, investment in equity affiliate consisted of a 48% interest in 1995 in Sugarloaf Marketing, Inc. (Sugarloaf Marketing) which was accounted for using the equity method (see note 1). On August 31, 1995, in connection with the Reorganization, the Company acquired the remaining 52% ownership in Sugarloaf Marketing. The acquisition has been accounted for using the purchase method of accounting for business combinations. The operating results of Sugarloaf Marketing are included in the Company's earnings statement from the date of the acquisition. Pro forma results of operations for 1995 as if the Reorganization, including the acquisition of Sugarloaf Marketing, had occurred on January 1, 1995 are presented in note 14.

     For the eight months ended August 31, 1995, Sugarloaf Marketing had revenue and a net loss of $3,941,000 and $57,000, respectively. Included in 1995 franchise and other revenue is $712,000 representing product and service sales and franchise royalties for the eight months ended August 31, 1995. Transactions with Sugarloaf Marketing were conducted on a basis consistent with that of unaffiliated franchisees.

5.   BANK REVOLVING LINE OF CREDIT

     Under its current revolving credit agreement, the Company may borrow up to $15.0 million at the bank's prime interest rate (8.5% at December 31, 1997) or, at the Company's option, an interest rate based on the current LIBOR rate. The revolving line of credit is available through July 5, 1999. At December 31, 1997 there was no principal amount outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at December 31, 1997.

     At December 31, 1997 approximately $161,000 of the credit facility was committed on open letters of credit for inventory on order but not yet received.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)



6.   LONG-TERM DEBT AND NOTES PAYABLE TO CONTROL GROUP

     Long-term debt and notes payable to control group consists of the following:

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                           1997          1996
                                                                                           ----          ----
LONG-TERM DEBT:
Bank revolving line of credit (see note 5) ........................................   $        --    $ 3,787,000
Notes payable to former franchisees and others, due in monthly and quarterly installments with interest ranging from 8% to 8.5%; final payments at various
  dates through October 2000, secured by certain property and equipment ...........     2,181,000        871,000
Notes payable to banks, due in monthly installments with interest ranging from 8.25% to 12.95%; final payments at various dates through
  August 2000; secured by certain property and equipment ..........................        56,000        161,000
                                                                                      -----------    -----------
   Total long-term debt ...........................................................     2,237,000      4,819,000
Less current portion ..............................................................      (945,000)      (435,000)
                                                                                      -----------    -----------
   Long-term debt, net of current portion .........................................   $ 1,292,000    $ 4,384,000
                                                                                      ===========    ===========


NOTES PAYABLE TO CONTROL GROUP:
Promissory notes to Affiliated Entities, due in semi-annual principal payments
  with interest at 8%; notes are secured by assets exchanged (see note 1) .........   $   674,000    $ 1,349,000
Less current portion ..............................................................      (674,000)      (674,000)
                                                                                      -----------    -----------
   Notes payable to Control Group, net of current portion .........................   $        --    $   675,000
                                                                                      ===========    ===========

     The carrying amount of long-term debt and notes payable to control group approximates its fair value.

     Maturities of long-term debt and notes payable to Control Group as of December 31, 1997 are as follows:

                  YEAR ENDING DECEMBER 31,

                         1998................................................. $   1,619,000
                         1999.................................................       793,000
                         2000.................................................       499,000
                                                                               =============
                                                                               $   2,911,000
                                                                               =============

7.   INCOME TAXES

     Prior to October 13, 1995, the Company was an S corporation and was not subject to income taxes. The S corporation status of the Company terminated on October 12, 1995. As a result of the termination of the Company's S corporation status, the Company incurred a one-time deferred tax expense of $141,000.

     The provision for income taxes consists of the following:

YEAR ENDED DECEMBER 31,                                  1997        1996        1995
                                                         ----        ----        ----
   CURRENT
     Federal...................................... $   1,507,000   $ 869,000 $   160,000
     State .......................................       286,000     134,000      28,000
                                                   -------------   ---------   ---------
                                                       1,793,000   1,003,000     188,000
                                                   -------------   ---------   ---------
   DEFERRED
     Federal .....................................       393,000     267,000     119,000
     State .......................................        70,000      41,000      22,000
                                                   -------------   ---------   ---------
                                                         463,000     308,000     141,000
                                                   -------------   ---------   ---------
                                                   $   2,256,000 $ 1,311,000 $   329,000
                                                   ============= =========== ===========

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     A reconciliation of the expected tax expense, assuming income before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows:

YEAR ENDED DECEMBER 31,                                         1997             1996               1995
                                                                ----             ----               ----

Expected tax expense at the federal statutory rate ....     $ 2,273,000     $  1,325,000       $  987,000
State income taxes, net of federal taxes ..............         265,000          116,000           33,000
Change in valuation allowance .........................        (292,000)        (171,000)              --
Termination of S corporation status ...................              --               --          141,000
S corporation income ..................................              --               --         (811,000)
Other .................................................          10,000           41,000          (21,000)
                                                            -----------     ------------       ----------
                                                            $ 2,256,000     $  1,311,000       $  329,000
                                                            ===========     ============       ==========

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows:

DECEMBER 31,                                               1997           1996
                                                           ----           ----

DEFERRED TAX ASSETS:
     Costs in excess of assets acquired-basis
       and amortization differences ..............    $ 1,034,000     $ 1,157,000
     Valuation allowance .........................        540,000         832,000
                                                      -----------     -----------
                                                          494,000         325,000

DEFERRED TAX LIABILITIES:
     Property and equipment-basis and
       depreciation differences ..................       (915,000)       (283,000)
                                                      -----------     -----------
                                                      $  (421,000)    $    42,000
                                                      ===========     ===========

8.   COMMISSIONS AND ROYALTIES TO RELATED PARTIES

     The Company recognized commission expense of $232,000 in 1995 for services provided by two other corporations whose stockholders were the majority stockholders of the Company. In addition, the Company recognized royalty expense of $115,000 in 1995 to a trust controlled by a stockholder of one of the combined affiliates.

9.   RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10% of compensation. The Company's matching contributions totaled $113,000, $49,000 and $17,000 in 1997, 1996 and 1995, respectively.

10.  COMMITMENTS

     LEASES

     The Company has several noncancelable operating leases, primarily for office and warehouse facilities and certain types of equipment. These leases expire at various times over the next five years. Rent expense under these leases totaled $489,000, $275,000 and $190,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum commitments under operating leasing arrangements as of December 31, 1997 are as follows:

1998 ...................................     $  599,000
1999 ...................................        452,000
2000 ...................................        332,000
2001 ...................................        215,000
2002 and thereafter ....................        250,000
                                             ==========
  Total ................................     $1,848,000
                                             ==========

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


11.  STOCK OPTIONS

     The Company has two fixed option plans. Under the terms of the amended and restated stock option plan (the "Option Plan"), the Company may grant to employees, consultants and advisors up to 1,400,000 shares of common stock. Under the Option Plan, the Company may grant both incentive stock options and non-statutory stock options, and the maximum term is ten years. Non-statutory options may be granted at no less than 85% of the fair market value of the common stock at the date of grant. Stock options granted under the Option Plan vest over a three to five year period.

     Under terms of the amended 1995 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), the Company may grant to non-employee directors options to purchase up to 100,000 shares of common stock. Under the Directors Plan, options granted vest over a three-year period and have a maximum term of ten years.

     The Company applies APB Opinion No. 25 and the related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under the plans. The compensation cost that has been charged against income for options granted at a price less than fair market value was $19,000 in 1997 and $25,000 in 1996. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997           1996           1995
                                                  ----           ----           ----

Net earnings                    As reported    $4,429,000     $2,586,000     $2,575,000
                                Pro forma       4,234,000      2,489,000      2,559,000

Diluted earnings per share      As reported          0.78           0.48            N/A
                                As restated           N/A           0.48            N/A
                                Pro forma            0.74           0.46            N/A

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995: no dividend yield; expected volatility of 60 percent for 1997 and 81 percent for 1996 and 1995; risk-free interest rates of 6.0 percent; and expected lives of six years.

     The effect of applying SFAS No. 123, in the above pro forma disclosure, does not purport to be representative of the effect on net earnings for future years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                              1997                      1996                     1995
                                                   ------------------------   -----------------------  ------------------------
                                                                 WEIGHTED-                 WEIGHTED-                   WEIGHTED-
                                                                  AVERAGE                   AVERAGE                    AVERAGE
                                                                  EXERCISE                 EXERCISE                    EXERCISE
                  FIXED OPTIONS                     SHARES         PRICE       SHARES        PRICE       SHARES         PRICE
                  -------------                     ------         -----       ------        -----       ------         -----

         Outstanding at beginning
            of year .........................      440,797      $   1.51      488,463      $   1.44      548,132      $    .02
         Granted ............................      215,500          8.73           --            --      123,500          5.61
         Exercised ..........................     (329,630)          .13      (41,666)          .02     (183,169)          .02
         Forfeited ..........................      (10,667)         5.53       (6,000)         5.53           --            --
                                                 ---------                 ----------                 ----------
         Outstanding at end of year .........      316,000          7.75      440,797          1.51      488,463          1.44
                                                 =========                 ==========                 ==========
         Options exercisable at
            year-end ........................       63,667                    360,797                    364,943
         Weighted average fair value
            of options granted during
            the year ........................    $    5.38                         --                 $     4.68

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ---------------------------------------------------   --------------------------------
                RANGE                      WEIGHTED AVERAGE
                 OF             NUMBER         REMAINING        WEIGHTED AVERAGE     NUMBER        WEIGHTED AVERAGE
          EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
          ---------------    -----------   ----------------      --------------    -----------      --------------

           $4.00 to 7.00        100,500          7.8                  $5.63             63,667          $5.69
           7.50 to 10.00        215,500          9.4                   8.73                 --             --
                            -----------                                            -----------
           4.00 to 10.00        316,000          8.9                   7.75             63,667           5.69
                            ===========                                            ===========

12.  STOCKHOLDERS' EQUITY

     COMMON STOCK
     The Company was originally incorporated in Colorado in 1988 and was reincorporated in Delaware effective July 1995. In October 1995, the Company completed a public offering of 1,700,000 shares of its common stock at $7.00 per share. Total proceeds, net of underwriting commission and other offering costs of $1,849,000, were $10,051,000. In November 1997, the Company completed a follow-on public offering of its common stock, whereby the Company sold 1,000,000 shares at $15 per share. Total proceeds, net of underwriting commission and other expenses of $1,075,000, were $13,925,000.

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

13.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     CERTAIN SIGNIFICANT ESTIMATES
     At December 31, 1997 the Company has recorded a deferred tax asset of $494,000, net of a $540,000 valuation allowance, as a result of the benefit associated with the difference between the tax and financial statement basis of assets acquired by the Company on August 31, 1995 in connection with the Reorganization. Realization is dependent on generating sufficient taxable income prior to the expiration of the benefit. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income are increased.

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS
     SUPPLIERS
     Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial performance.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     CUSTOMERS
     The Company has made available to its franchisees a fee reduction program whereby a franchisee is entitled to a reduction in the royalty rate on gross revenue from the Sugarloaf Toy and Treasure Shoppes of one percentage point on gross revenue for a future six-month period based upon the franchisee meeting certain performance standards during the most recently completed six-month period. One of the performance standards relates to the purchase of 30%, up to a maximum of $250,000, of product used in the Sugarloaf Toy Shoppe program from the Company. Three franchisees represent 17.7% of the Company's product sales to franchisees, which is included in franchise and other revenue in 1997.

     During 1997, one customer accounted for 33.5% of the Company's revenue.

14.  UNAUDITED PRO FORMA INFORMATION

     The computation of pro forma total revenue, net earnings and earnings per share for the year ended December 31, 1995 were prepared on the basis as if the Reorganization had occurred on January 1, 1995 with an adjustment in the level of commissions and royalties to related parties that were not paid after the Reorganization, an adjustment for interest expense related to shareholder loans converted to common stock in conjunction with the Company's initial public offering of common stock on October 12, 1995 and the recording of income tax expense to reflect the conversion of the Company from an S corporation to a taxable entity on October 12, 1995 follows:

                  Historical total revenue ...........................................     $ 25,714,000
                  Revenue of Sugarloaf Marketing through
                    the date of acquisition ..........................................        3,941,000
                  Pro forma adjustment to eliminate intercompany revenue .............         (712,000)
                                                                                           ============
                  Pro forma total revenue ............................................     $ 28,943,000
                                                                                           ============

                  Historical earnings before income taxes ............................     $  2,904,000
                  Pro forma adjustments:
                    Net loss of Sugarloaf Marketing through
                      the date of acquisition ........................................          (57,000)
                    Adjust for change in level of commissions and
                      royalties to related parties ...................................        1,182,000
                    Adjust for interest related to stockholder loans
                      converted to equity ............................................           61,000
                    Eliminate minority interest and equity interest through
                      the date of acquisition as a result of acquiring remaining
                      ownership interest in affiliated entities ......................          107,000
                    Record amortization of cost in excess of
                      assets acquired ................................................          (68,000)
                    Increase depreciation for assets acquired from
                      non-control group ..............................................          (18,000)
                                                                                           ------------
                      Total adjustments to earnings before taxes .....................        1,207,000
                                                                                           ------------
                  Pro forma earnings before income taxes .............................        4,111,000
                  Pro forma earnings tax expense at 38% ..............................        1,562,000
                                                                                           ============
                  Pro forma net earnings .............................................     $  2,549,000
                                                                                           ============
                  Pro forma basic earnings per share .................................     $       0.59
                                                                                           ============
                  Pro forma diluted earnings per share ...............................     $       0.55
                                                                                           ============
                  Pro forma basic weighted average shares outstanding(1) .............        4,299,000
                  Pro forma diluted weighted average shares outstanding (1) ..........        4,669,000

-----------------

(1) Shares used in computing pro forma earnings per share are based upon 3,503,120 weighted average shares outstanding, common equivalent shares of 370,332, and 96,571 shares issued in connection with the conversion of certain stockholder loans at the initial public offering price of $7.00 per share and 699,149 shares issued to pay distributions in conjunction with the Reorganization. Common equivalent shares consist of stock options, determined using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during a 12-month period prior to the proposed offering have been included in the calculation as if they were outstanding for the entire year (using the treasury stock method and the average price of the common stock from October 16, 1995 through December 31, 1995) and the shares issued in the initial public offering whose proceeds were used to pay distributions to Control Group stockholders in connection with the Reorganization have been included in the calculation (using the initial public offering price) as if they were outstanding for the entire year.

                       AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


15.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                         QUARTER ENDED
                                   -------------------------------------------------------------------------------------------
                                   DEC. 31     SEPT. 30    JUNE 30     MAR. 31     DEC. 31     SEPT. 30    JUNE 30     MAR. 31
                                     1997        1997        1997        1997        1996        1996        1996        1996
                                     ----        ---         ----        ----        ----        ----        ----        ----
                                                                         (IN THOUSANDS)

Total revenue ................     $18,261     $14,676     $13,790     $12,357     $12,216     $ 9,634     $ 8,403     $ 8,014
Total cost of revenue ........      12,780      10,342       9,800       8,551       8,489       6,743       6,085       5,625
                                   -------     -------     -------     -------     -------     -------     -------     -------
  Gross profit ...............       5,481       4,334       3,990       3,806       3,727       2,891       2,318       2,389
General and administrative
  expenses ...................       3,066       2,523       2,429       2,296       2,023       1,827       1,671       1,532
                                   -------     -------     -------     -------     -------     -------     -------     -------
  Operating earnings .........       2,415       1,811       1,561       1,510       1,704       1,064         647         857
Interest expense .............         128         217         156         111         148         136          45          46
                                   -------     -------     -------     -------     -------     -------     -------     -------
  Earnings before income
    taxes ....................       2,287       1,594       1,405       1,399       1,556         928         602         811
Provision for income
  taxes ......................         629         588         521         518         422         352         229         308
                                   -------     -------     -------     -------     -------     -------     -------     -------
  Net earnings ...............     $ 1,658     $ 1,006     $   884     $   881     $ 1,134     $   576     $   373     $   503
                                   =======     =======     =======     =======     =======     =======     =======     =======
 Basic weighted average
   common shares .............       6,158       5,450       5,394       5,251       5,123       5,094       5,082       5,082
                                   =======     =======     =======     =======     =======     =======     =======     =======
 Diluted weighted
   average common shares .....       6,388       5,633       5,452       5,425       5,449       5,460       5,449       5,449
                                   =======     =======     =======     =======     =======     =======     =======     =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  AMERICAN COIN MERCHANDISING, INC.

                                  By      /s/  JEROME M. LAPIN
                                          --------------------------
                                          Jerome M. Lapin
                                          Chairman of the Board, President
                                          and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                            DATE
        ---------                                 -----                            ----
/s/      JEROME M. LAPIN             Chairman of the Board, President,         March 16, 1998
----------------------------         Chief Executive Officer (Principal
         Jerome M. Lapin             Executive Officer)

/s/      W. JOHN CASH                Vice President, Chief Financial           March 16, 1998
----------------------------         Officer and Treasurer (Principal
         W. John Cash                Financial and Accounting Officer)


/s/      RANDALL J. FAGUNDO          Vice President of Operations,             March 16, 1998
----------------------------         Secretary and Director
         Randall J. Fagundo

/s/      ABBE M. STUTSMAN            Vice President of Product Development     March 16, 1998
----------------------------         and Purchasing and Director
         Abbe M. Stutsman


/s/      J. GREGORY THEISEN          Director                                  March 16, 1998
----------------------------
         J. Gregory Theisen

/s/      RICHARD D. JONES            Director                                  March 16, 1998
----------------------------
         Richard D. Jones

/s/      JIM D. BALDWIN              Director                                  March 16, 1998
----------------------------
         Jim D. Baldwin

/s/      JOHN A. SULLIVAN            Director                                  March 16, 1998
----------------------------
         John A. Sullivan

                                 EXHIBIT INDEX


Exhibit No.                       Description                            Page
-----------                       -----------                            ----

  10.35               Commercial Lease Amendment Agreement

  11.1                Computation of Per Share Earnings

  23.1                Consent of KPMG Peat Marwirk LLP

  27                  Financial Data Schedule