Form 10-Q
period 1998-03-31
AMERICAN COIN MERCHANDISING INC
filed 1998-05-14
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                                               Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
           CLASS                                        MAY 1, 1998
           -----                                        -----------
Common Stock, $0.01 par value                         6,468,903 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX

PART 1        FINANCIAL INFORMATION.                                                                         PAGE
              Item 1.   Financial Statements

                             Condensed Balance Sheets
                               March 31, 1998 and December 31, 1997.........................................  3

                             Condensed Statements of Earnings for the
                               Three Months Ended March 31, 1998 and 1997...................................  4

                             Condensed Statement of Stockholders' Equity for the
                               Three Months Ended March 31, 1998............................................  5

                             Condensed Statements of Cash Flows for the
                               Three Months Ended March 31, 1998 and 1997...................................  6

                             Notes to Condensed Financial Statements........................................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..........................................................  8

PART II       OTHER  INFORMATION.

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

                        AMERICAN COIN MERCHANDISING, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                  MARCH 31,          DECEMBER 31,
                                                                                                    1998                1997
                                                                                                    ----                ----
                                                      ASSETS

Current assets:
   Cash and cash equivalents ................................................................  $    2,251,000      $    1,929,000
   Trade accounts and other receivables .....................................................         643,000             979,000
   Inventories ..............................................................................       6,433,000           5,625,000
   Prepaid expenses and other assets ........................................................         687,000             365,000
                                                                                               --------------      --------------
       Total current assets .................................................................      10,014,000           8,898,000
                                                                                               --------------      --------------

Property and equipment, at cost:
   Vending machines .........................................................................      26,236,000          22,829,000
   Vehicles .................................................................................       5,314,000           4,652,000
   Office equipment, furniture and fixtures .................................................       1,481,000           1,242,000
                                                                                               --------------      --------------
                                                                                                   33,031,000          28,723,000
   Less accumulated depreciation ............................................................      (8,637,000)         (7,557,000)
                                                                                               --------------      --------------
       Property and equipment, net ..........................................................      24,394,000          21,166,000
                                                                                               --------------      --------------

Placement fees, net of accumulated amortization of $195,000 in 1998 and $155,000 in 1997 ....         285,000             281,000
Cost in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $506,000 in 1998 and $393,000 in 1997 ....................................       9,478,000           6,682,000
Other assets ................................................................................          54,000              50,000
                                                                                               --------------      --------------

       Total assets .........................................................................  $   44,225,000      $   37,077,000
                                                                                               ==============      ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ........................................................  $    1,277,000      $      945,000
   Current portion of notes payable to Control Group ........................................         337,000             674,000
   Income taxes payable .....................................................................         465,000             317,000
   Accounts payable .........................................................................       2,636,000           1,680,000
   Accrued commissions ......................................................................       1,011,000           1,001,000
   Other accrued expenses ...................................................................         602,000             655,000
                                                                                               --------------      --------------
       Total current liabilities ............................................................       6,328,000           5,272,000

Long-term debt, net of current portion ......................................................       6,602,000           1,292,000
Deferred income taxes .......................................................................         421,000             421,000
                                                                                               --------------      --------------
       Total liabilities ....................................................................      13,351,000           6,985,000
                                                                                               --------------      --------------

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) .................              --                  --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued 6,467,903
       in 1998 and 6,452,904 in 1997) .......................................................          65,000              65,000
   Additional paid-in-capital ...............................................................      21,943,000          22,352,000
   Unearned stock option compensation .......................................................         (15,000)            (21,000)
   Retained earnings ........................................................................       8,881,000           7,696,000
                                                                                               --------------      --------------
       Total stockholders' equity ...........................................................      30,874,000          30,092,000
                                                                                               --------------      --------------

       Total liabilities and stockholders' equity ...........................................  $   44,225,000      $   37,077,000
                                                                                               ==============      ==============


            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       1998               1997
                                                                       ----               ----
Revenue:
   Vending .................................................     $   17,615,000     $   10,756,000
   Franchise and other .....................................          1,146,000          1,601,000
                                                                 --------------     --------------
       Total revenue .......................................         18,761,000         12,357,000
                                                                 --------------     --------------

Cost of revenue:
   Vending .................................................         12,614,000          7,599,000
   Franchise and other .....................................            680,000            952,000
                                                                 --------------     --------------
       Total cost of revenue ...............................         13,294,000          8,551,000
                                                                 --------------     --------------

       Gross profit ........................................          5,467,000          3,806,000

General and administrative expenses ........................          3,526,000          2,296,000
                                                                 --------------     --------------

       Operating earnings ..................................          1,941,000          1,510,000

Interest expense, related parties ..........................             11,000             25,000
Interest expense, other ....................................            107,000             86,000
                                                                 --------------     --------------

       Earnings before income taxes ........................          1,823,000          1,399,000

Provision for income taxes .................................            638,000            518,000
                                                                 --------------     --------------

       Net earnings ........................................     $    1,185,000     $      881,000
                                                                 ==============     ==============

       Basic earnings per share of common stock ............     $         0.18     $         0.17
       Diluted earnings per share of common stock ..........     $         0.18     $         0.16
       Basic weighted average common shares ................          6,457,000          5,251,000
       Diluted weighted average common shares ..............          6,649,000          5,425,000



            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                UNEARNED
                                                                                  STOCK                              TOTAL
                                                               ADDITIONAL         OPTION                             STOCK-
                                                COMMON          PAID-IN           COMPEN-        RETAINED           HOLDERS'
                                                STOCK           CAPITAL           SATION         EARNINGS            EQUITY
                                                -----           -------           ------         --------            ------
DECEMBER 31, 1997 ......................     $     65,000     $ 22,352,000     $    (21,000)    $  7,696,000      $ 30,092,000
   Acquisition of 70,000 warrants to
     purchase common stock .............               --         (492,000)              --               --          (492,000)
   Amortization of deferred
     compensation ......................               --               --            5,000               --             5,000
   Termination of employee stock
     options ...........................               --           (1,000)           1,000               --                --
   Exercise of employee stock
     options ...........................               --           84,000               --               --            84,000
   Net earnings ........................               --               --               --        1,185,000         1,185,000
                                             ------------     ------------     ------------     ------------      ------------

MARCH 31, 1998 .........................     $     65,000     $ 21,943,000     $    (15,000)    $  8,881,000      $ 30,874,000
                                             ============     ============     ============     ============      ============




            See accompanying notes to condensed financial statements.

                        AMERCIAN COIN MERCHANDISING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                1998               1997
                                                                                ----               ----
Operating activities:
   Net earnings .......................................................     $   1,185,000      $     881,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ..................................         1,282,000            623,000
       Compensation expense related to stock options ..................             5,000              5,000
       Loss on sale of assets .........................................            18,000              3,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .......................           336,000            (23,000)
           Inventories ................................................          (557,000)           222,000
           Prepaid expenses and other assets ..........................          (307,000)          (160,000)
           Income taxes payable .......................................           148,000            194,000
           Accounts payable and accrued expenses ......................           913,000          1,226,000
                                                                            -------------      -------------
         Net cash provided by operating activities ....................         3,023,000          2,971,000
                                                                            -------------      -------------

Investing activities:
   Acquisitions of property and equipment .............................        (3,845,000)        (2,892,000)
   Acquisition of franchisee and others ...............................        (2,600,000)                --
   Proceeds from sales of property and equipment ......................            80,000             23,000
   Placement fees .....................................................           (33,000)          (156,000)
                                                                            -------------      -------------
         Net cash used in investing activities ........................        (6,398,000)        (3,025,000)
                                                                            -------------      -------------

Financing activities:
   Net borrowings on revolving line of credit .........................         4,714,000            340,000
   Principal payments on long-term debt ...............................          (272,000)          (110,000)
   Principal payments on notes payable to Control Group ...............          (337,000)          (338,000)
   Acquisition of warrants ............................................          (492,000)                --
   Exercise of employee stock options .................................            84,000              4,000
                                                                            -------------      -------------
         Net cash provided by (used in) financing activities ..........         3,697,000           (104,000)
                                                                            -------------      -------------

         Net increase (decrease) in cash and cash equivalents .........           322,000           (158,000)
Cash and cash equivalents at beginning of period ......................         1,929,000            771,000
                                                                            -------------      -------------

Cash and cash equivalents at end of period ............................     $   2,251,000      $     613,000
                                                                            =============      =============



            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company and certain of its franchisees own and operate kiddie rides. The Company also operates bulk vending equipment that dispenses unsorted confections, nuts, gumballs, toys and novelties (in or out of capsules) selected at random by the customer and dispensed through the equipment. At March 31, 1998, the Company had 34 field offices operating in 39 states and there were 20 Company franchises in operation. The Company sells both skill-crane machines and product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of the franchisees' gross machine revenue.

     The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 1998 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's registration statement on Form S-1 dated October 28, 1997 and annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 1998 and December 31, 1997, and the results of its operations for each of the three month periods ended March 31, 1998 and 1997, and the cash flows for each of the three month periods then ended.

     The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1998            1997
                                                                                      ----            ----
   Cash paid during the period:
     Interest paid.............................................................   $   119,000     $   143,000
     Income taxes paid ........................................................       490,000         323,000
   Significant noncash investing and financing activity:
     Note payable issued for acquisition of franchisee ........................     1,200,000              --

3.   EARNINGS PER SHARE

     Basic earnings and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and dilutive earnings per share were 6,457,226 and 6,649,240, respectively, for the three months ended March 31, 1998 and 5,250,797 and 5,424,595, respectively for the three months ended March 31, 1997.

4.   INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

5.    STOCKHOLDERS' EQUITY

     In March 1998, the Company repurchased for $492,000, including acquisition costs, warrants exercisable for 70,000 shares of its Common Stock from an underwriter. The Company initially issued warrants to purchase 125,000 shares of its Common Stock with an exercise price of $8.40 per share as partial compensation for acting as the Company's underwriter in its initial public offering in October 1995. After this purchase, the underwriter retains warrants exercisable for 55,000 shares of the Company's Common Stock.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

Except for the historical information contained therein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company's Form 10-K for the year ended December 31, 1997.

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

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees. Product sold to franchisees consists of goods to vend in the Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will decline in the future as a result of the Company's acquisition of franchises.

REVENUE

     Total revenue for the first three months of 1998 increased 51.8% to $18.8 million from $12.4 million for the same period in 1997.

     Vending revenue increased $6.9 million or 63.8% for the first three months of 1998 to $17.6 million from $10.8 million for the comparable period in 1997 primarily as a result of a 57.2% increase in the average number of Shoppes in place during the first three months of 1998 compared to the average number in place during the same period in 1997.

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

     Franchise and other revenue decreased $455,000 or 28.4% to $1.1 million for the first three months of 1998 as compared to the same period in 1997 due to the acquisition of franchises by the Company and a reduction in the number of machines sold to franchisees.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first three months of 1998 increased $5.0 million or 66.0% to $12.6 million from $7.6 million for the comparable period in 1997. The vending operation's contribution to gross profit for the first three months of 1998 increased to $5.0 million, which represents a 58.4% increase over gross profit from vending operations realized in the same period in 1997. Vending gross profit realized during the first quarter of 1998 was $5.0 million or 28.4% of vending revenue as compared to $3.2 million or 29.4% for the first quarter of 1997. The decline in vending margin resulted primarily from a higher average commission rate paid to locations.

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

     For the first quarter of 1998, gross profit on franchise and other revenue decreased to $466,000 or 40.7% of franchise and other revenue, as compared to $649,000 or 40.5% of franchise and other revenue for the first quarter of 1997. The increase in gross margin as a percentage of franchise and other revenue resulted primarily from lower 1998 equipment sales to franchisees that are at lower margins.

OPERATING EXPENSE

     General and administrative expenses for the first three months of 1998 increased $1.2 million to $3.5 million or 18.8% of total revenue, as compared to $2.3 million or 18.6% of total revenue for the comparable period in 1997. The increase in general and administrative expense results primarily from the additional operating and satellite offices opened, including offices acquired through acquisition, by the Company during the past year and additional costs related to adding corporate staff.

OPERATING EARNINGS

     Operating earnings for the first three months of 1998 increased 28.5% to $1.9 million, or 10.3% of total revenue, as compared to $1.5 million, or 12.2% of total revenue for the comparable period in 1997. The increase in operating earnings results primarily from the 57.2% increase in the average number of Shoppes in place during the first three months of 1998 compared to the average number in place for the comparable period in 1997.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first three months of 1998 increased $7,000 to $118,000 as compared to the same period in 1997. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first three months of 1998 increased 34.5% to $1.2 million, or 6.3% of total revenue, as compared to net earnings of $881,000 for the comparable period in 1997. Diluted earnings per share for the first three months of 1998 increased 12.5% to $0.18, as compared to $0.16 for the first three months of 1997. Diluted weighted average common shares for the first three months of 1998 increased 22.6% to 6,649,240, as compared to 5,424,595 for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facility and issuance of its common stock. These sources of cash flows have been offset by cash used for investment in skill-crane machines, the acquisition of franchisees and other amusement vending businesses and payment of long-term borrowings.

     Net cash provided by operating activities was $3.0 million for the three months ended March 31, 1998 and 1997, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility or sale of equity securities.

     Net cash used in investing activities was $6.4 million and $3.0 million for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for the three months ended March 31, 1998 and 1997 amounted to $3.8 million and $2.9 million, respectively, of which $2.8 million and $2.1 million was for the acquisition of skill-crane and other machines. The acquisition of a franchisee and an amusement vending business in 1998 used $2.6 million.

     Net cash provided by financing activities was $3.7 million for the three months ended March 31, 1998, compared to $104,000 of net cash used in financing activities for the comparable period in 1997. Financing activities consist of

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).


advances and repayments on the Company's credit facility and other debt obligations and in 1998 the repurchase of warrants.

     Under its current revolving credit agreement, the Company may borrow up to $15.0 million at the bank's prime interest rate (8.5% at March 31, 1998) or, at the Company's option, an interest rate based on the current LIBOR rate. The revolving line of credit is available through July 5, 1999. At March 31, 1998 there was a principal amount of approximately $4.7 million outstanding. The credit agreement provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at March 31, 1998.

     In March 1998, the Company repurchased for $492,000, including acquisition costs, warrants exercisable for 70,000 shares of its Common Stock from an underwriter. The Company initially issued warrants to purchase 125,000 shares of its Common Stock with an exercise price of $8.40 per share as partial compensation for acting as the Company's underwriter in its initial public offering in October 1995. After this purchase, the underwriter retains warrants exercisable for 55,000 shares of the Company's Common Stock.

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

                        AMERCIAN COIN MERCHANDISING, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN COIN MERCHANDISING, INC.

     May 13, 1998               By: /s/ Jerome M. Lapin
----------------------             ------------------------------------------
         Date                           Jerome M. Lapin
                                        President and Chief Executive Officer

     May 13, 1998               By: /s/ W. John Cash
----------------------             ------------------------------------------
         Date                           W. John Cash
                                        Vice President, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                         Description                              Page
-----------                         -----------                              ----
   11.1         Statement re: Computation of Per Share Earnings               14

   27           Financial Data Schedule                                       15