Form 10-Q
period 1998-06-30
AMERICAN COIN MERCHANDISING INC
filed 1998-08-13
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 (303) 444-2559
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes   X   No
                                                                      ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           OUTSTANDING AT
                          CLASS                            AUGUST 1, 1998
                          -----                            --------------
              Common Stock, $0.01 par value               6,470,403 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1        FINANCIAL INFORMATION.                                                                         PAGE
              Item 1.   Financial Statements

                             Condensed Balance Sheets
                               June 30, 1998 and December 31, 1997..........................................  3

                             Condensed Statements of Earnings for the Three Months and
                               Six Months Ended June 30, 1998 and 1997......................................  4

                             Condensed Statement of Stockholders' Equity for the
                               Six Months Ended June 30, 1998...............................................  5

                             Condensed Statements of Cash Flows for the
                               Six Months Ended June 30, 1998 and 1997......................................  6

                             Notes to Condensed Financial Statements........................................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations......................................................  8

PART II       OTHER INFORMATION.

              Item 4.   Submission of Matters to a Vote of Security Holders.................................  11

              Item 5.   Other Information...................................................................  11

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11


                        AMERICAN COIN MERCHANDISING, INC.
                            CONDENSED BALANCE SHEETS


                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                     1998              1997
                                                                                                  ------------      ------------
                                                        ASSETS
Current assets:
   Cash and cash equivalents ................................................................     $  3,690,000      $  1,929,000
   Trade accounts and other receivables .....................................................          660,000           979,000
   Inventories ..............................................................................        8,704,000         5,625,000
   Prepaid expenses and other assets ........................................................        1,139,000           365,000
                                                                                                  ------------      ------------
       Total current assets .................................................................       14,193,000         8,898,000
                                                                                                  ------------      ------------

Property and equipment, at cost:
   Vending machines .........................................................................       35,824,000        22,829,000
   Vehicles .................................................................................        6,218,000         4,652,000
   Office equipment, furniture and fixtures .................................................        1,994,000         1,242,000
                                                                                                  ------------      ------------
                                                                                                    44,036,000        28,723,000
   Less accumulated depreciation ............................................................       (9,909,000)       (7,557,000)
                                                                                                  ------------      ------------
       Property and equipment, net ..........................................................       34,127,000        21,166,000
                                                                                                  ------------      ------------

Placement fees, net of accumulated amortization of $254,000 in 1998 and $155,000 in 1997 ....          459,000           281,000
Cost in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $664,000 in 1998 and $393,000 in 1997 ....................................       39,343,000         6,682,000
Other assets ................................................................................          691,000            50,000
                                                                                                  ------------      ------------

       Total assets .........................................................................     $ 88,813,000      $ 37,077,000
                                                                                                  ============      ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ........................................................     $  1,586,000      $    945,000
   Current portion of notes payable to Control Group ........................................          337,000           674,000
   Income taxes payable .....................................................................          384,000           317,000
   Accounts payable .........................................................................        6,777,000         1,680,000
   Accrued commissions ......................................................................        1,221,000         1,001,000
   Other accrued expenses ...................................................................          648,000           655,000
                                                                                                  ------------      ------------
       Total current liabilities ............................................................       10,953,000         5,272,000

Long-term debt, net of current portion ......................................................       45,181,000         1,292,000
Deferred income taxes .......................................................................          421,000           421,000
                                                                                                  ------------      ------------
       Total liabilities ....................................................................       56,555,000         6,985,000
                                                                                                  ------------      ------------

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) .................               --                --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued 6,468,903
       in 1998 and 6,452,904 in 1997) .......................................................           65,000            65,000
   Additional paid-in-capital ...............................................................       21,949,000        22,352,000
   Unearned stock option compensation .......................................................          (10,000)          (21,000)
   Retained earnings ........................................................................       10,254,000         7,696,000
                                                                                                  ------------      ------------
       Total stockholders' equity ...........................................................       32,258,000        30,092,000
                                                                                                  ------------      ------------

       Total liabilities and stockholders' equity ...........................................     $ 88,813,000      $ 37,077,000
                                                                                                  ============      ============


            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                        CONDENSED STATEMENTS OF EARNINGS


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                               1998            1997            1998            1997
                                                            -----------     -----------     -----------     -----------
Revenue:
   Vending ............................................     $20,094,000     $11,892,000     $37,709,000     $22,648,000
   Franchise and other ................................         868,000       1,898,000       2,014,000       3,499,000
                                                            -----------     -----------     -----------     -----------
       Total revenue ..................................      20,962,000      13,790,000      39,723,000      26,147,000
                                                            -----------     -----------     -----------     -----------

Cost of revenue:
   Vending ............................................      14,055,000       8,443,000      26,669,000      16,042,000
   Franchise and other ................................         572,000       1,357,000       1,252,000       2,309,000
                                                            -----------     -----------     -----------     -----------
       Total cost of revenue ..........................      14,627,000       9,800,000      27,921,000      18,351,000
                                                            -----------     -----------     -----------     -----------

       Gross profit ...................................       6,335,000       3,990,000      11,802,000       7,796,000

General and administrative expenses ...................       3,862,000       2,429,000       7,388,000       4,725,000
                                                            -----------     -----------     -----------     -----------

       Operating earnings .............................       2,473,000       1,561,000       4,414,000       3,071,000

Interest expense, related parties .....................           8,000          20,000          19,000          45,000
Interest expense, other, net ..........................         353,000         136,000         460,000         222,000
                                                            -----------     -----------     -----------     -----------
       Earnings before income taxes ...................       2,112,000       1,405,000       3,935,000       2,804,000
Provision for income taxes ............................         739,000         521,000       1,377,000       1,039,000
                                                            -----------     -----------     -----------     -----------
       Net earnings ...................................     $ 1,373,000     $   884,000     $ 2,558,000     $ 1,765,000
                                                            ===========     ===========     ===========     ===========

       Basic earnings per share of common stock .......     $      0.21     $      0.16     $      0.40     $      0.33
       Diluted earnings per share of common stock .....     $      0.21     $      0.16     $      0.38     $      0.33
       Basic weighted average common shares ...........       6,469,000       5,394,000       6,463,000       5,323,000
       Diluted weighted average common shares .........       6,678,000       5,452,000       6,664,000       5,350,000






            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                  UNEARNED
                                                                                   STOCK                              TOTAL
                                                               ADDITIONAL          OPTION                             STOCK-
                                                COMMON           PAID-IN           COMPEN-           RETAINED         HOLDERS'
                                                 STOCK           CAPITAL           SATION            EARNINGS          EQUITY
                                              ------------     ------------      ------------      ------------     ------------
DECEMBER 31, 1997 .........................   $     65,000     $ 22,352,000      $    (21,000)     $  7,696,000     $ 30,092,000
   Acquisition of 70,000 warrants to
     purchase common stock ................             --         (492,000)               --                --         (492,000)
   Amortization of deferred
     compensation .........................             --               --            10,000                --           10,000
   Termination of employee stock
     options ..............................             --           (1,000)            1,000                --               --
   Exercise of employee stock
     options ..............................             --           90,000                --                --           90,000
   Net earnings ...........................             --               --                --         2,558,000        2,558,000
                                              ------------     ------------      ------------      ------------     ------------

JUNE 30, 1998 .............................   $     65,000     $ 21,949,000      $    (10,000)     $ 10,254,000     $ 32,258,000
                                              ============     ============      ============      ============     ============




            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               1998               1997
                                                                               ----               ----
Operating activities:
   Net earnings ......................................................     $  2,558,000      $  1,765,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization .................................        2,791,000         1,359,000
       Compensation expense related to stock options .................           10,000            11,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ......................          319,000           (53,000)
           Inventories ...............................................       (1,144,000)         (230,000)
           Prepaid expenses and other assets .........................       (1,359,000)         (173,000)
           Income taxes payable ......................................           67,000           (52,000)
           Accounts payable and accrued expenses .....................        5,310,000         1,505,000
                                                                           ------------      ------------
         Net cash provided by operating activities ...................        8,552,000         4,132,000
                                                                           ------------      ------------

Investing activities:
   Acquisitions of property and equipment, net .......................      (10,668,000)       (5,570,000)
   Acquisition of franchisees and others .............................      (36,147,000)               --
   Placement fees ....................................................         (267,000)         (215,000)
                                                                           ------------      ------------
         Net cash used in investing activities .......................      (47,082,000)       (5,785,000)
                                                                           ------------      ------------

Financing activities:
   Net borrowings on credit facility .................................       41,795,000         2,248,000
   Principal payments on long-term debt ..............................         (765,000)         (217,000)
   Principal payments on notes payable to Control Group ..............         (337,000)         (338,000)
   Acquisition of warrants ...........................................         (492,000)               --
   Exercise of employee stock options ................................           90,000            15,000
                                                                           ------------      ------------
         Net cash provided by financing activities ...................       40,291,000         1,708,000
                                                                           ------------      ------------

         Net increase in cash and cash equivalents ...................        1,761,000            55,000
Cash and cash equivalents at beginning of period .....................        1,929,000           771,000
                                                                           ------------      ------------

Cash and cash equivalents at end of period ...........................     $  3,690,000      $    826,000
                                                                           ============      ============




            See accompanying notes to condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At June 30, 1998, the Company had 40 field offices operating in 40 states and there were 17 Company franchises in operation. The Company sells both skill-crane machines and related product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of the franchisees' gross machine revenue.

     The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 1998 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at June 30, 1998 and December 31, 1997, and the results of its operations for each of the three month and six month periods ended June 30, 1998 and 1997, and the cash flows for each of the six month periods then ended.

     The operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  1998           1997
                                                                                  ----           ----
     Cash paid during the period:
       Interest paid ......................................................     $  335,000     $  282,000
       Income taxes paid ..................................................      1,309,000      1,092,000
     Significant noncash investing and financing activity:
       Notes payable issued for acquisition of franchisees and others .....      3,500,000             --

3.   EARNINGS PER SHARE

     Basic earnings and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic earnings per share were 6,468,760 and 5,393,763 for the three months ended June 30, 1998 and 1997 and 6,463,025 and 5,322,675 for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of shares used in the computation of diluted earnings per share were 6,678,106 and 5,451,811 for the three months ended June 30, 1998 and 1997 and 6,663,652 and 5,349,914 for the six months ended June 30, 1998 and 1997, respectively.

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

GENERAL

     Substantially all of the Company's revenue and gross profit is derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended product, location commissions, depreciation and direct service cost.

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

REVENUE

     Total revenue for the first six months of 1998 increased 51.9% to $39.7 million from $26.1 million for the same period in 1997. For the second quarter of 1998, total revenue increased 52.0% to $21.0 million as compared to $13.8 million for the same period in 1997.

     Vending revenue increased $15.1 million or 66.5% for the first six months of 1998 to $37.7 million from $22.6 million for the comparable period in 1997 as a result of a 75.5% increase in the average number of Shoppes in place during the first six months of 1998 compared to the average number in place during the same period in 1997. For the second quarter of 1998, vending revenue increased $8.2 million or 69.0% to $20.1 million as compared to the same period in 1997. The average number of machines in place during the second quarter of 1998 increased by 76.3% as compared to the second quarter of 1997. The average number of Shoppes in place during the three months and six months ended June 30, 1998 includes the acquisition of the operating assets (including approximately 1,380 Shoppes) of a significant franchisee that occurred on June 12, 1998.

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

     The Company has recently completed a number of acquisitions and intends to continue to acquire other businesses in the future. Acquisitions have placed, and are likely to continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The Company's future performance will depend, in part, upon its ability to integrate its acquisitions effectively, which will require that the Company implement additional management information systems capabilities, further develop its operating, administrative and financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations, and hire and train additional personnel. Failure by the Company to develop adequate operational and control systems or to attract and retain additional qualified management, financial, sales and marketing and customer care personnel could materially adversely affect the Company's ability to integrate the businesses it has acquired and continues to acquire. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of its acquisitions and the integration of the businesses it has acquired, the process of consolidating the businesses and implementing integrations, even if successful, may take a significant period of time, will place a significant strain on the Company's resources and could subject the Company to additional expenses during the integration process. Furthermore, the Company's performance will depend on the internal growth generated through acquired operations. As a result, there can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

     Franchise and other revenue decreased $1.5 million or 42.4% to $2.0 million for the first six months of 1998 as compared to the same period in 1997 due to the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees. For the second quarter of 1998, franchise and other revenue decreased $1.0 million or 54.3% to $868,000 compared to the same period in 1997. The decrease results from the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first six months of 1998 increased $10.6 million or 66.2% to $26.7 million from $16.0 million for the comparable period in 1997. The vending operation's contribution to gross profit for the first six months of 1998 increased to $11.0 million, which represents a 67.1% increase over gross profit from vending operations realized in the same period in 1997. Vending gross profit realized during the first six months of 1998 was 29.3% of vending revenue, as compared to 29.2% for the same period in 1997. For the second quarter of 1998, the cost of vending increased $5.6 million or 66.5% to $14.1 million from $8.4 million for the comparable period in 1997. Vending gross profit realized during the second quarter of 1998 was $6.0 million or 30.1% of vending revenue as compared to $3.4 million or 29% for the second quarter of 1997.

     Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial condition and results of operations.

     Gross profit on franchise and other revenue for the first six months of 1998 decreased to $762,000 or 37.8% of franchise and other revenue, which is 3.8 percentage points higher than the gross margin achieved for the same period in 1997. For the second quarter of 1998, gross profit on franchise and other revenue decreased to $296,000 or 34.1% of franchise and other revenue, as compared to $541,000 or 28.5% of franchise and other revenue for the second quarter of 1997. The increase in gross profit resulted primarily from a reduction in equipment sales to franchisees.

OPERATING EXPENSE

     General and administrative expenses for the first six months of 1998 increased $2.7 million to $7.4 million or 18.6% of total revenue, as compared to $4.7 million or 18.1% of total revenue for the comparable period in 1997. The increase in general and administrative expense results primarily from the additional operating and satellite offices opened by the Company during the past year.

OPERATING EARNINGS

     Operating earnings for the first six months of 1998 increased 43.7% to $4.4 million, or 11.1% of total revenue, as compared to $3.1 million, or 11.7% of total revenue for the comparable period in 1997. The increase in operating earnings results primarily from the 75.5% increase in the average number of Shoppes in place during the first six months of 1998 compared to the average number in place for the comparable period in 1997.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first six months of 1998 increased $212,000 to $479,000 as compared to the same period in 1997. Interest expense for the second quarter of 1998 increased $205,000 to $361,000 primarily as a result of the increase in debt resulting from the acquisition of the operating assets of a significant franchisee. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first six months of 1998 increased 44.9% to $2.6 million, or 6.4% of total revenue, as compared to net earnings of $1.8 million for the comparable period in 1997. Diluted earnings per share for the first six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

months of 1998 increased 15.2% to $0.38, as compared to $0.33 for the comparable period in 1997. Diluted weighted average common shares for the first six months of 1998 increased 24.6% to 6,663,652, as compared to 5,349,914 for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facilities and issuances of its common stock. These sources of cash flows have been offset by cash used for investment in skill-crane machines and other amusement devices, the acquisition of franchisees and other amusement vending businesses and payment of long-term borrowings.

     Net cash provided by operating activities was $8.6 million and $4.1 million for the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility or the sale of equity securities.

     Net cash used in investing activities was $47.1 million and $5.8 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for the six months ended June 30, 1998 and 1997 amounted to $10.7 million and $5.6 million, respectively, of which $8.7 million and $4.1 million was represented by the acquisition of skill-crane and other machines. The acquisition of franchisees and other amusement vending businesses in 1998 used $36.1 million.

     Net cash provided by financing activities was $40.3 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively. Financing activities consist primarily of advances and repayments on the Company's credit facility and other debt obligations and in 1998 the repurchase of warrants.

     Under its current reducing revolving loan agreement (the "Credit Facility"), the Company may borrow up to $50.0 million at the bank's prime interest rate (8.5% at June 30, 1998) or, at the Company's option, an interest rate based on the current LIBOR rate. The Credit Facility is available through July 13, 2001 and at June 30, 1998 there was a principal amount of approximately $41.8 million outstanding. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at June 30, 1998.

     The Company may use a portion of its capital resources to effect acquisitions. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes the Company's financial condition is strong and that funds generated from operations and borrowings available under its Credit Facility and the Company's ability to negotiate additional and enhanced credit agreements and to sell additional equity securities will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

YEAR 2000 COMPLIANCE

     Certain management information systems use two-digit data fields which, recognize dates using the assumption that the first two digits are "19" (i.e., the number 98 is recognized as the year 1998). The Company has conducted a comprehensive review of its computer systems to identify systems that are not year 2000 compliant and has developed a plan to resolve all year 2000 issues. The Company also is in the process of verifying whether its major suppliers, service providers and financial institutions are year 2000 compliant. The Company will make any necessary investments in its software and hardware systems and applications to ensure that they are year 2000 compliant. The financial impact to the Company is not anticipated to be material in any single year or over the life of the year 2000 project.

                           PART II. OTHER INFORMATION.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 6, 1998, at which the stockholders elected seven directors to each serve until the next annual meeting of stockholders and until their successor is elected and has qualified or until such director's death, resignation or removal, and the ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1998. Votes were cast as follows:

                                                              Votes Against
                                              Votes For        Or Withheld     Votes Abstained      Broker Non-Votes
                                              ---------        -----------     ---------------      ----------------
Election of Directors:
   Jerome M. Lapin.........................   5,697,691            6,673        Not Applicable       Not Applicable
   Randall J. Fagundo......................   5,697,691            6,673        Not Applicable       Not Applicable
   Abbe M. Stutsman........................   5,697,691            6,673        Not Applicable       Not Applicable
   Richard D. Jones........................   5,697,691            6,673        Not Applicable       Not Applicable
   J. Gregory Theisen......................   5,636,812           67,552        Not Applicable       Not Applicable
   Jim D. Baldwin..........................   5,663,612           40,752        Not Applicable       Not Applicable
   John A. Sullivan........................   5,697,491            6,873        Not Applicable       Not Applicable

Ratification of KPMG Peat Marwick LLP as
independent auditors for the fiscal year
ending December 31, 1998...................   5,697,235            4,650            2,479                 None


ITEM 5.    OTHER INFORMATION

           Notice of Deadlines for Stockholder Proposals for 1999 Proxy
           Statement.

           The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A and the date after which notice of a stockholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is November 30, 1998.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    11.1      Statement re: Computation of Per Share Earnings

                    27        Financial Data Schedule

               (b)  Reports on Form 8-K.

                    A report on Form 8-K was filed with the SEC on June 2, 1998 reporting the Company's Purchase of the assets of each of Suncoast Toys, Inc., Oregon Coin Company and NW Toys Co.

                        AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN COIN MERCHANDISING, INC.

      August 13, 1998           By:  /s/ Jerome M. Lapin
     -----------------              ------------------------------------------
            Date                        Jerome M. Lapin
                                        President and Chief Executive Officer

      August 13, 1998           By:  /s/ W. John Cash
     -----------------              ------------------------------------------
            Date                        W. John Cash
                                        Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


          Exhibit No.                              Description                               Page
          -----------                              -----------                               ----
            11.1        Statement re: Computation of Per Share Earnings....................   14

            27          Financial Data Schedule............................................   15
