Form 10-K/A
period 1997-12-31
AMERICAN COIN MERCHANDISING INC
filed 1998-08-17
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

      AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

     The aggregate market value of the registrant's voting stock held as of July 31, 1998 by non-affiliates of the registrant was $78,843,387.

     As of July 31, 1998, issuer had 4,700,403 shares of its $0.01 par value common stock outstanding.

                                    PART III


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTEREST EXPENSE AND PRINCIPAL PAYMENTS RELATED TO NOTES PAYABLE TO CONTROL
GROUP

     On August 31, 1995, the Company acquired substantially all of the inventory, property and equipment and assumed certain facilities leases and contracts of Performance Merchandising, Inc., Inland Merchandising, Inc., Chicago Toy Company, Georgia Toy Company, Lehigh Valley Toy Company, and Southwest Coin Company (the "Entities") for an aggregate purchase price of $3,351,417. The Entities were owned in varying percentages by Greg Theisen, Abbe Stutsman, Richard Jones and Randall Fagundo and their respective spouses (the "Founders").

     The purchase price for the Entities was paid with cash in the amount of $2,002,795 and three year promissory notes with an aggregate principal amount of $1,348,622 with an interest rate on the principal amount of 8% per annum (the"Notes"). During the fiscal year ended December 31, 1997, the Company made the following interest and principal payments on the Notes held by the Founders:


                                                      AMOUNT RECEIVED
                                                      ---------------
Richard D. Jones                                       $  136,018
J. Gregory Theisen                                        115,206
Randall J. Fagundo                                        161,801
Abbe M. Stutsman                                          355,688


OTHER TRANSACTIONS


     John A. Sullivan, a Director of the Company, served as a Senior Vice President with Seidler. As compensation for serving as the Company's underwriter, Seidler received warrants exercisable for 125,000 shares of Common Stock at an exercise price of $8.40 per share which are exercisable until October 18, 1999. On March 9, 1998, the Company repurchased warrants exercisable for 70,000 shares from Seidler for $7.00 per share. Mr. Sullivan continues to beneficially own warrants exercisable for 17,500 shares of common stock.


     On October 1, 1997, the Company acquired the operating assets of Three Rivers Toy Company, a franchisee, for approximately $182,000. Paul Harmeier, brother-in-law of Randall J. Fagundo, owned 30% of Three Rivers Toy Company.

     The Company purchases certain kiddie rides from Theisen Vending, Inc., which is wholly owned by Thomas N. Theisen, the brother of Gregory J. Theisen, one of the Company's Directors. The Company purchased approximately $248,000 of kiddie rides from Theisen Vending, Inc. in the fiscal year ended December 31, 1997.

     Management believes the terms of the foregoing transactions were fair to the Company. All future transactions with affiliates will be subject to the approval of the Company's disinterested directors and will be on terms believed by such directors to be no less favorable to the Company than those available from unaffiliated third parties.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          AMERICAN COIN MERCHANDISING, INC.

                                          By  /s/ Jerome M. Lapin
                                             ----------------------
                                             Jerome M. Lapin
                                             Chairman of the Board, President
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                     TITLE                                    DATE
             ---------                                     -----                                    ----
  /s/Jerome W. Lapin                              Chairman of the Board, President,            August 17, 1998
----------------------------------------
     Jerome W. Lapin                              Chief Executive Officer (Principal
                                                  Executive Officer)

  /s/W. John Cash                                 Vice President, Chief Financial              August 17, 1998
----------------------------------------
     W. John Cash                                 Officer and Treasurer (Principal
                                                  Financial and Accounting Officer)

  /s/Randall J. Fagundo                           Vice President of Operations,                August 17, 1998
----------------------------------------
     Randall J. Fagundo                           Secretary and Director


  /s/Abbe M. Stutsman                             Vice President of Product Development        August 17, 1998
----------------------------------------
     Abbe M. Stutsman                             and Purchasing and Director


  /s/J. Gregory Theisen                           Director                                     August 17, 1998
----------------------------------------
     J. Gregory Theisen


  /s/Richard D. Jones                             Director                                     August 17, 1998
----------------------------------------
     Richard D. Jones

                                                  Director
----------------------------------------
         Jim D. Baldwin


  /s/John A. Sullivan                             Director                                     August 17, 1998
----------------------------------------
     John A. Sullivan