Form 10-Q
period 1998-09-30
AMERICAN COIN MERCHANDISING INC
filed 1998-11-13
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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
                                                              Yes  X   No
                                                                  ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
                 CLASS                              OCTOBER 28, 1998
                 -----                              ----------------
     Common Stock, $0.01 par value                  6,470,403 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX

PART 1        FINANCIAL INFORMATION.                                                                         PAGE
              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               September 30, 1998 and December 31, 1997.....................................  3

                             Consolidated Condensed Statements of Earnings for the Three Months and
                               Nine Months Ended September 30, 1998 and 1997................................  4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Nine Months Ended September 30, 1998.........................................  5

                             Consolidated Condensed Statements of Cash Flows for the
                               Nine Months Ended September 30, 1998 and 1997................................  6

                             Notes to Consolidated Condensed Financial Statements...........................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations......................................................  9

PART II       OTHER INFORMATION.

              Item 6.   Exhibits and Reports on Form 8-K....................................................  13

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                                1998            1997
                                                                                           -------------    -------------
                                                        ASSETS

Current assets:
   Cash and cash equivalents ...........................................................   $   3,438,000    $   1,929,000
   Trade accounts and other receivables ................................................         823,000          979,000
   Inventories .........................................................................      12,144,000        5,625,000
   Prepaid expenses and other assets ...................................................       1,856,000          365,000
                                                                                           -------------    -------------
       Total current assets ............................................................      18,261,000        8,898,000
                                                                                           -------------    -------------

Property and equipment, at cost:
   Vending machines ....................................................................      43,643,000       22,829,000
   Vehicles ............................................................................       7,164,000        4,652,000
   Office equipment, furniture and fixtures ............................................       2,468,000        1,242,000
                                                                                           -------------    -------------
                                                                                              53,275,000       28,723,000
   Less accumulated depreciation .......................................................     (11,642,000)      (7,557,000)
                                                                                           -------------    -------------
       Property and equipment, net .....................................................      41,633,000       21,166,000
                                                                                           -------------    -------------

Placement fees, net of accumulated amortization of $334,000 in 1998 and $155,000 in 1997         648,000          281,000
Cost in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $1,183,000 in 1998 and $393,000 in 1997 .............................      48,957,000        6,682,000
Other assets, net of accumulated amortization of $91,000 in 1998 .......................         893,000           50,000
                                                                                           -------------    -------------

       Total assets ....................................................................   $ 110,392,000    $  37,077,000
                                                                                           =============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................................................   $   1,910,000    $     945,000
   Current portion of notes payable to Control Group ...................................            --            674,000
   Income taxes payable ................................................................         441,000          317,000
   Accounts payable ....................................................................      10,897,000        1,680,000
   Accrued commissions .................................................................       1,353,000        1,001,000
   Other accrued expenses ..............................................................         487,000          655,000
                                                                                           -------------    -------------
       Total current liabilities .......................................................      15,088,000        5,272,000

Long-term debt, net of current portion .................................................      44,080,000        1,292,000
Other liabilities ......................................................................       2,000,000             --
Deferred income taxes ..................................................................         421,000          421,000
                                                                                           -------------    -------------
       Total liabilities ...............................................................      61,589,000        6,985,000
                                                                                           -------------    -------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures .......................................      15,618,000             --

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) ............            --               --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued 6,470,403
       in 1998 and 6,452,904 in 1997) ..................................................          65,000           65,000
   Additional paid-in-capital ..........................................................      21,963,000       22,352,000
   Unearned stock option compensation ..................................................          (4,000)         (21,000)
   Retained earnings ...................................................................      11,161,000        7,696,000
                                                                                           -------------    -------------
       Total stockholders' equity ......................................................      33,185,000       30,092,000
                                                                                           -------------    -------------

       Total liabilities and stockholders' equity ......................................   $ 110,392,000    $  37,077,000
                                                                                           =============    =============

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                    1998          1997         1998         1997
                                                                 -----------  -----------  -----------  -----------
Revenue:
   Vending....................................................   $26,462,000  $13,503,000  $64,170,000  $36,151,000
   Franchise and other ........................................      981,000    1,173,000    2,996,000    4,672,000
                                                                 -----------  -----------  -----------  -----------
       Total revenue ..........................................   27,443,000   14,676,000   67,166,000   40,823,000
                                                                 -----------  -----------  -----------  -----------

Cost of revenue:
   Vending ....................................................   18,586,000    9,637,000   45,255,000   25,679,000
   Franchise and other ........................................      604,000      705,000    1,856,000    3,014,000
                                                                 -----------  -----------  -----------  -----------
       Total cost of revenue ..................................   19,190,000   10,342,000   47,111,000   28,693,000
                                                                 -----------  -----------  -----------  -----------

       Gross profit ...........................................    8,253,000    4,334,000   20,055,000   12,130,000

General and administrative expenses ...........................    5,632,000    2,523,000   13,019,000    7,248,000
                                                                 -----------  -----------  -----------  -----------

       Operating earnings .....................................    2,621,000    1,811,000    7,036,000    4,882,000

Interest expense, related parties .............................        4,000       18,000       23,000       63,000
Interest expense, other, net ..................................    1,226,000      199,000    1,686,000      421,000
                                                                 -----------  -----------  -----------  -----------
       Earnings before income taxes ...........................    1,391,000    1,594,000    5,327,000    4,398,000
Provision for income taxes ....................................      485,000      588,000    1,862,000    1,627,000
                                                                 ===========  ===========  ===========  ===========
       Net earnings...........................................   $   906,000  $ 1,006,000  $ 3,465,000  $ 2,771,000
                                                                 ===========  ===========  ===========  ===========

       Basic earnings per share of common stock................  $      0.14  $      0.18  $      0.54  $      0.52
       Diluted earnings per share of common stock..............  $      0.14  $      0.18  $      0.52  $      0.51
       Basic weighted average common shares ...................    6,470,000    5,450,000    6,465,000    5,365,000
       Diluted weighted average common shares .................    6,636,000    5,633,000    6,649,000    5,440,000





     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         UNEARNED
                                                                          STOCK                         TOTAL
                                                        ADDITIONAL        OPTION                        STOCK-
                                           COMMON        PAID-IN          COMPEN-       RETAINED       HOLDERS'
                                           STOCK         CAPITAL          SATION        EARNINGS        EQUITY
                                       ------------   ------------    ------------    ------------   ------------
DECEMBER 31, 1997 ..................   $     65,000   $ 22,352,000    $    (21,000)   $  7,696,000   $ 30,092,000
   Acquisition of 70,000 warrants to
     purchase common stock .........           --         (492,000)           --              --         (492,000)
   Amortization of deferred
     compensation ..................           --             --            15,000            --           15,000
   Termination of employee stock
     options .......................           --           (2,000)          2,000            --             --
   Exercise of employee stock
     options .......................           --          105,000            --              --          105,000
   Net earnings ....................           --             --              --         3,465,000      3,465,000
                                       ------------   ------------    ------------    ------------   ------------

SEPTEMBER 30, 1998 .................   $     65,000   $ 21,963,000    $     (4,000)   $ 11,161,000   $ 33,185,000
                                       ============   ============    ============    ============   ============



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1998            1997
                                                                    ------------    ------------
Operating activities:
   Net earnings .................................................   $  3,465,000    $  2,771,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ............................      5,291,000       2,230,000
       Compensation expense related to stock options ............         15,000          16,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .................        113,000          28,000
           Inventories ..........................................     (3,611,000)     (1,598,000)
           Prepaid expenses and other assets ....................     (2,338,000)       (195,000)
           Income taxes payable .................................        124,000         245,000
           Accounts payable and accrued expenses ................      8,901,000       1,463,000
                                                                    ------------    ------------
         Net cash provided by operating activities ..............     11,960,000       4,960,000
                                                                    ------------    ------------

Investing activities:
   Acquisitions of property and equipment, net ..................    (19,709,000)     (8,552,000)
   Acquisition of franchisees and others ........................    (43,026,000)       (993,000)
   Placement fees ...............................................       (536,000)       (215,000)
                                                                    ------------    ------------
         Net cash used in investing activities ..................    (63,271,000)     (9,760,000)
                                                                    ------------    ------------

Financing activities:
   Issuance of company obligated manditorily redeemable preferred
     securities, net of discount and issuance costs .............     15,618,000            --
   Net borrowings on credit facility ............................     39,310,000       5,187,000
   Principal payments on long-term debt .........................     (1,047,000)       (322,000)
   Principal payments on notes payable to Control Group .........       (674,000)       (675,000)
   Acquisition of warrants ......................................       (492,000)           --
   Exercise of employee stock options ...........................        105,000          31,000
                                                                    ------------    ------------
         Net cash provided by financing activities ..............     52,820,000       4,221,000
                                                                    ------------    ------------

         Net increase (decrease) in cash and cash equivalents ...      1,509,000        (579,000)
Cash and cash equivalents at beginning of period ................      1,929,000         771,000
                                                                    ============    ============

Cash and cash equivalents at end of period ......................   $  3,438,000    $    192,000
                                                                    ============    ============


     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At September 30, 1998, the Company had 41 field offices operating in 41 states and there were 16 Company franchises in operation.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 1998 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 1998 and December 31, 1997, and the results of its operations for each of the three month and nine month periods ended September 30, 1998 and 1997, and the cash flows for each of the nine month periods then ended.

     The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.    SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      1998           1997
                                                                                      ----           ----
     Cash paid during the period:
       Interest paid............................................................   $1,599,000     $  511,000
       Income taxes paid........................................................    1,734,000      1,382,000
     Significant noncash investing and financing activity:
       Notes payable issued for acquisition of franchisees and others...........    5,490,000        825,000

3.    MANDATORILY REDEEMABLE PREFERRED SECURITITES

     In September 1998, American Coin Merchandising Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a public of offering of $17 million of Ascending Rate Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

     The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

     Issuance costs of approximately $1.4 million related to the Trust Preferred Securities are deferred and are being amortized over the period until mandatory redemption at September 15, 2028.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


3.   EARNINGS PER SHARE

     Basic earnings and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic earnings per share were 6,470,039 and 5,449,676 for the three months ended September 30, 1998 and 1997 and 6,465,389 and 5,365,474 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares used in the computation of diluted earnings per share were 6,636,472 and 5,633,213 for the three months ended September 30, 1998 and 1997 and 6,649,333 and 5,440,304 for the nine months ended September 30, 1998 and 1997, respectively.

4.    INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties related to the increase in expenses related to acquisitions and the Company's ability to integrate acquired businesses. These factors are more fully discussed in the Company's Prospectus dated September 23, 1998, under the headings "Risk Factors-Growth and Management of Growth" and "Risk Factors-Integration of Acquisitions." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Prospectus dated September 23, 1998.

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

REVENUE

     Total revenue for the first nine months of 1998 increased 64.5% to $67.2 million from $40.8 million for the same period in 1997. For the third quarter of 1998, total revenue increased 87.0% to $27.4 million as compared to $14.7 million for the same period in 1997.

     Vending revenue increased $28.0 million or 77.5% for the first nine months of 1998 to $64.2 million from $36.2 million for the comparable period in 1997 as a result of a 72.7% increase in the average number of Shoppes in place during the first nine months of 1998 compared to the average number in place during the same period in 1997. For the third quarter of 1998, vending revenue increased $13.0 million or 96.0% to $26.5 million as compared to the same period in 1997. The average number of machines in place during the third quarter of 1998 increased by 88.9% as compared to the third quarter of 1997. The average number of Shoppes in place during the three months and nine months ended September 30, 1998 includes the acquisition of the operating assets (including approximately 1,380 Shoppes) of a significant franchisee that occurred on June 12, 1998 and another franchisee that occurred on September 16, 1998.

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

integration of the businesses it has acquired, the process of consolidating the businesses and implementing integrations, even if successful, may take a significant period of time, will place a significant strain on the Company's resources and could subject the Company to additional expenses during the integration process. Furthermore, the Company's performance will depend on the internal growth generated through acquired operations. As a result, there can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

     Franchise and other revenue decreased $1.7 million or 35.9% to $3.0 million for the first nine months of 1998 as compared to the same period in 1997 due to the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees. For the third quarter of 1998, franchise and other revenue decreased $192,000 or 16.4% to $981,000 compared to the same period in 1997. The decrease results from the acquisition of franchises by the Company and a reduction in the number of machines sold to the franchisees.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first nine months of 1998 increased $19.6 million or 76.2% to $45.3 million from $25.7 million for the comparable period in 1997. The vending operation's contribution to gross profit for the first nine months of 1998 increased to $18.9 million, which represents an 80.6% increase over gross profit from vending operations realized in the same period in 1997. Vending gross profit realized during the first nine months of 1998 was 29.5% of vending revenue, as compared to 29.0% for the same period in 1997. For the third quarter of 1998, the cost of vending increased $8.9 million or 92.9% to $18.6 million from $9.6 million for the comparable period in 1997. Vending gross profit realized during the third quarter of 1998 was $7.9 million or 29.8% of vending revenue as compared to $3.9 million or 28.6% for the third quarter of 1997.

     During the third quarter of 1998, the Company found it necessary to handle its own plush product warehousing in the Seattle area due to increased product requirements and insufficient space available at the public warehouse previously used by the Company. Approximately 90% of the additional cost associated with moving product from two warehouse facilities will negatively affect vending gross profit during the fourth quarter of 1998. The remaining 10% of additional cost will negatively affect gross profit on franchise and other revenue.

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

     Gross profit on franchise and other revenue for the first nine months of 1998 decreased to $1.1 million or 38.1% of franchise and other revenue, which is
2.6 percentage points higher than the gross margin achieved for the same period in 1997. For the third quarter of 1998, gross profit on franchise and other revenue decreased to $377,000 or 38.4% of franchise and other revenue, as compared to $468,000 or 39.9% of franchise and other revenue for the third quarter of 1997. The decrease in gross profit resulted primarily from a reduction in franchise royalties.

OPERATING EXPENSE

     General and administrative expenses for the first nine months of 1998 increased $5.8 million to $13.0 million or 19.4% of total revenue, as compared to $7.2 million or 17.8% of total revenue for the comparable period in 1997. The increase in general and administrative expenses result primarily from additional operating and satellite offices opened by the Company during the past year and the amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during the second and third quarters of 1998. The Company anticipates higher general and administrative expenses to continue during the fourth quarter and into 1999. The higher general and administrative expenses also reflect redundant accounting and management information functions associated with the Company's recent acquisitions. The Company plans to integrate and absorb these separate functions and eliminate certain duplicative costs during the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

OPERATING EARNINGS

     Operating earnings for the first nine months of 1998 increased 44.1% to $7.0 million, or 10.5% of total revenue, as compared to $4.9 million, or 12.0% of total revenue for the comparable period in 1997. The increase in operating earnings results primarily from the 72.7% increase in the average number of Shoppes in place during the first nine months of 1998 compared to the average number in place for the comparable period in 1997 offset by increases in general and administrative expenses.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first nine months of 1998 increased $1.2 million to $1.7 million as compared to the same period in 1997. Interest expense for the third quarter of 1998 increased $1.0 million to $1.2 million primarily as a result of the increase in debt resulting from the acquisitions made by the Company during 1998. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first nine months of 1998 increased 25.0% to $3.5 million, or 5.2% of total revenue, as compared to net earnings of $2.8 million for the comparable period in 1997. Diluted earnings per share for the first nine months of 1998 increased 2% to $0.52, as compared to $0.51 for the comparable period in 1997. Diluted weighted average common shares for the first nine months of 1998 increased 22.2% to 6,649,333, as compared to 5,440,304 for the comparable period in 1997.

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

     Net cash provided by operating activities was $12.0 million and $5.0 million for the nine months ended September 30, 1998 and 1997, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility or the sale of securities.

     Net cash used in investing activities was $63.3 million and $9.8 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for the nine months ended September 30, 1998 and 1997 amounted to $19.7 million and $8.6 million, respectively, of which $16.4 million and $6.4 million was represented by the acquisition of skill-crane and other machines. The acquisition of franchisees and other amusement vending businesses in 1998 and 1997 used $43.0 million and $993,000, respectively.

     Net cash provided by financing activities was $52.8 million and $4.2 million for the nine months ended September 30, 1998 and 1997, respectively. In 1998, financing activities consist primarily of the issuance of trust preferred securities, advances on the Company's credit facility and other debt obligations and the repurchase of warrants.

     In September 1998, American Coin Merchandising Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a public of offering of $17 million of Ascending Rate Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

     The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Issuance costs of approximately $1.4 million related to the Trust Preferred Securities are deferred and are being amortized over the period until mandatory redemption at September 15, 2028. Approximately $14.5 million of the proceeds were used to repay a portion of the indebtedness outstanding under the Company's Credit Facility.

     Under its current reducing revolving loan agreement (the "Credit Facility"), the Company may borrow up to $55.0 million, less an interest reserve of $2.2 million, at the bank's prime interest rate (8.0% at September 30, 1998) or, at the Company's option, an interest rate based on the current LIBOR rate. The interest reserve will be reduced quarterly, as interest payments are made on the Trust Preferred Securities. The Credit Facility is available through July 13, 2001 and at September 30, 1998 there was a principal amount of approximately $39.3 million outstanding. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at September 30, 1998.

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

YEAR 2000 COMPLIANCE

     The Year 2000 issue refers to the fact that certain management information systems use two digit date fields which recognize dates using the assumption that the first two digits are "19" (i.e., the number 98 is recognized as the year 1998). When the year 2000 occurs, these systems could interpret the year as 1900 versus 2000, which in turn, could result in system failures or miscalculations causing disruptions to the Company and its suppliers.

     To address the issue, the Company has established a compliance team that includes outside consulting staff. The team has instituted a multi-phase plan that includes; inventorying all computer systems, software and business equipment to assess the impact of the Year 2000; obtaining documentation from each software vendor to ascertain their compliance; developing solution plans related to upgrading, modifying or replacing affected systems; and obtaining documentation from significant suppliers stating their Year 2000 readiness.

     The compliance team has determined that the Company's critical operating systems, accounting systems, computer systems and business equipment are the major resources that are affected by the Year 2000 issue. While certain of these systems will need to be upgraded or replaced, the identified systems and or programs are primarily "off the shelf" products with Year 2000 updates available. The Company expects to have these systems fully compliant by June 30, 1999.

     As part of its Year 2000 plan, the Company is in the process of contacting its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. The Company will continue to contact its suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

     The total cost for the Year 2000 plan has been and is expected to be minimal.

     Management believes that it has an effective plan in place to adequately address the Year 2000 issue in a timely manner. Nevertheless, failure of third parties upon which the Company's business relies could result in disruption of the Company's supply of equipment and other general problems related to daily operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. Although, the Company believes its Year 2000 plan will adequately address the Company's internal issues, the overall risks associated with the Year 2000 issue cannot be fully identified until the Company receives more responses from significant suppliers. Accordingly, the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                           PART II. OTHER INFORMATION.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    11.1      Statement re: Computation of Per Share Earnings

                    27        Financial Data Schedule

               (b) Reports on Form 8-K.

                    A report on Form 8-K was filed with the SEC on July 10, 1998 reporting the completion of the Company's Purchase of the assets of Suncoast Toys, Inc., Oregon Coin Company and NW Toys Co.

                    A report on Form 8-K was filed with the SEC on August 20, 1998 reporting the filing of Amendment No. 1 to its Registration Statement on Form S-3 that corrected the Company's pro forma ratios of earnings to fixed charges for the year ended December 31, 1997 and for the six months ended June 30, 1998.

                    A report on Form 8-K was filed with the SEC on August 21, 1998 disclosing that the Company had been informed that a third party had filed a lawsuit against Plush 4 Play which, among other things, sought to prevent the Company's acquisition of the assets of Plush 4 Play.

                        AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               AMERICAN COIN MERCHANDISING, INC.

          November 13, 1998                             By:     /s/ Jerome M. Lapin
       -------------------------                               ----------------------------------------------------
                 Date                                              Jerome M. Lapin
                                                                   President and Chief Executive Officer

          November 13, 1998                             By:     /s/ W. John Cash
       -------------------------                               ----------------------------------------------------
                 Date                                              W. John Cash
                                                                   Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                              Description                               Page
-----------                              -----------                               ----

  11.1        Statement re: Computation of Per Share Earnings....................   16

  27          Financial Data Schedule............................................   17