Form 10-K
period 1998-12-31
AMERICAN COIN MERCHANDISING INC
filed 1999-03-26
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

        ASCENDING RATE CUMULATIVE TRUST PREFERRED SECURITIES, LIQUIDATION
                            AMOUNT $10 PER SECURITY

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the registrant's voting common stock held as of February 26, 1999 by non-affiliates of the registrant was $24,661,000.

     As of February 26, 1999, issuer had 6,475,069 shares of its $0.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11, and 12) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

                        AMERICAN COIN MERCHANDISING, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                      PART I

                                                                                                                     Page
     Item       1     Business.....................................................................................    3

     Item       2     Properties...................................................................................   10

                                                      PART II

     Item       5     Market for Registrant's Common Equity and Related Stockholder Matters.......................    11

     Item       6     Selected Financial Data.....................................................................    12

     Item       7     Management's Discussion and Analysis of Financial Condition and Results of Operations.......    13

     Item       8     Financial Statements and Supplementary Data.................................................    20


                                                     PART III

     Item       10    Directors and Executive Officers of the Registrant..........................................    20

     Item       11    Executive Compensation......................................................................    21

     Item       12    Security Ownership of Certain Beneficial Owners and Management..............................    21

     Item       13    Certain Relationships and Related Transactions..............................................    21

                                                      PART IV

     Item       14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................    21

    Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties related to the decrease in vending revenue per week generated by the Company's Shoppes, the increase in expenses related to acquisitions and the Company's ability to integrate acquired businesses. These factors are more fully discussed later in this report under the heading "Risk Factors" and in the Company's Prospectus dated September 23, 1998, under the headings "Risk Factors Relating to the Company-Growth and Management of Growth" and "Risk Factors Relating to the Company-Integration of Acquisitions." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in the Company's Prospectus dated September 23, 1998.

                                     PART I

ITEM 1.    BUSINESS

    American Coin Merchandising, Inc. (the "Company") is the leading owner, operator and franchisor in the United States of coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items through a national network of more than 12,600 machines operated by the Company and its franchisees. For up to 50(cent) a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truckstops, bingo halls, bars, restaurants, warehouse clubs and similar locations ("Retail Accounts") to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. The Company also places complementary vending machines generally at existing Shoppe locations, including kiddie rides, bulk vending (novelty items, candy, gum, etc.) and video games.

    The Company was formed in Colorado in July 1988 and was reincorporated in Delaware in July 1995. At the time the Company was founded, Greg Theisen, Abbe Stutsman, Richard Jones and Randall Fagundo and their respective spouses ("Founders") owned and operated entities that operated skill-crane machines. Shortly after the Company was formed, it began combining the buying power of the affiliated businesses to purchase products and skill-crane machines at lower prices. In 1990, the Company began developing its own territories by directly owning and operating skill-crane machines. In conjunction with its initial public offering in October 1995, the Company reorganized by acquiring substantially all of the inventory, property and equipment and assuming certain facilities leases and contracts of the Affiliated Entities. All of the Affiliated Entities previously were franchisees of the Company and all except Sugarloaf Marketing were controlled by one or more of the Founders.

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

        Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company's target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. During 1998, the average weekly revenue produced by each of the Company's Shoppes was lower than historical levels, particularly in the fourth quarter. The Company attributes some of the shortfall in the average Shoppe revenue to an ineffective product mix. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe. During the first quarter of 1999, the Company redeployed certain underperforming Shoppes as a result of its review of their average weekly revenue.

        Location Selection. The Company concentrates its sales efforts on placing Shoppes in Retail Accounts such as Wal-Mart, Safeway/Vons, Flying J Truckstop and Furrs Cafeterias which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See "Operations -- Account Acquisition, Location Selection and Shoppe Placement."

        Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to Retail Accounts including Wal-Mart, Safeway/Vons, Flying J Truckstop and Furrs Cafeterias.

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

    The SugarLoaf Toy Shoppe has been operated by the Company since its inception. The Company introduced the SugarLoaf Fun Shoppe in 1993, the SugarLoaf Treasure Shoppe in 1994, the SugarLoaf Bean Bag Shoppe in 1997 and the SugarLoaf Stop Shoppe in 1998. Management believes that the introduction of new types of skill-crane and other machines has enabled the Company to capitalize on its current routes and existing relationships by placing additional machines in existing locations, thereby increasing revenue at each location with little incremental service costs. The introductions of SugarLoaf Treasure Shoppes, SugarLoaf Fun Shoppes, SugarLoaf Bean Bag Shoppes and SugarLoaf Stop Shoppes are typically made in locations where a SugarLoaf Toy Shoppe is already located. Currently the Company operates five types of Shoppes as described below.

    The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50(cent) and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 1998, the Company and its franchisees were operating approximately 7,606 SugarLoaf Toy Shoppes.

    The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50(cent) and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 1998, the Company and its franchisees were operating approximately 1,636 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

    The SugarLoaf Bean Bag Shoppe. During 1997 the Company converted a substantial portion of its SugarLoaf Fun Shoppes into SugarLoaf Bean Bag Shoppes and purchased additional SugarLoaf Bean Bag Shoppes. The SugarLoaf Bean Bag Shoppe features a play price of 50(cent) and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 1998, the Company and its franchisees were operating 2,162 SugarLoaf Bean Bag Shoppes.

    The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50(cent) and dispenses key-chains featuring NASCAR, bean bags, licensed and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 1998, the Company and its franchisees were operating approximately 660 SugarLoaf Stop Shoppes.

    The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25(cent) and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. Because the retail value of the products offered in the SugarLoaf Fun Shoppe are generally lower than the products offered in the SugarLoaf Toy Shoppe, the SugarLoaf Treasure Shoppe, the SugarLoaf Bean Bag Shoppe and the SugarLoaf Stop Shoppe, the SugarLoaf Fun Shoppe dispenses more frequently than the Company's other Shoppes, including certain SugarLoaf Fun Shoppes which operate until a player wins a prize. As of December 31, 1998, the Company and its franchisees were operating approximately 605 SugarLoaf Fun Shoppes.

    The following chart indicates the number of Company-owned Shoppes in operation at the indicated date:

                                DECEMBER 31, 1998             DECEMBER 31, 1997             DECEMBER 31, 1996
                              ----------------------        ----------------------        ----------------------
          TYPE                NUMBER         PERCENT        NUMBER         PERCENT        NUMBER         PERCENT
          ----                ------         -------        ------         -------        ------         -------
Toy Shoppes...........         6,397            59.9%         3,831           62.1%         2,699           68.0%
Treasure Shoppes......         1,447            13.6          1,016           16.5            542           13.7
Bean Bag Shoppes......         1,963            18.4          1,156           18.8            --             --
Stop Shoppes..........           647             6.1            --             --             --             --
Fun Shoppes...........           217             2.0            163            2.6            726           18.3
                              ------          ------         ------         ------         ------         ------
          Total.......        10,671           100.0%         6,166          100.0%         3,967          100.0%
                              ======          ======         ======         ======         ======         ======

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

    Retail Accounts. Currently, the Company's Shoppes are located, in order of prevalence, in supermarkets, mass merchandisers, restaurants, bingo halls and bowling centers, bars and similar locations. The Company is focusing on placing Shoppes in national and regional Retail Accounts to take advantage of the regular customer traffic of these locations. The following chart identifies some of the Company's Retail Accounts:

                                                 RETAIL ACCOUNTS
                                                 ---------------
       SUPERMARKETS            MASS MERCHANDISERS                RESTAURANTS                       OTHER
       ------------            ------------------                -----------                       -----
Kroger                      Wal-Mart                  Denny's (franchised)               AMF Bowling Centers
Safeway/Vons                Kmart                     Ponderosa Steak House              Brunswick Bowling Centers
Fred Meyer Stores                                     Bonanza Steak Houses               Truckstops of America
Cub Foods                                             Shoney's, Inc.                     Flying J Truckstop
Smith's                                               Friendly's Ice Cream Corporation   76 Truckstops

    The Company or its franchisees provide the Shoppes and pay for certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 1998 generally ranged from 25% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement and vending machines such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

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

    Account Acquisition, Location Selection and Shoppe Placement. The Company acquires new individual-location accounts for the placement of its Shoppes through regional sales managers and field office general managers. To augment its field office general managers' account acquisition activities, the Company's field sales representatives began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. In August 1996, the Company signed an agreement with Wal-Mart appointing the Company as the principal operator of skill-crane vending machines for Wal-Mart through January 1, 2000. As of December 31, 1998, the Company had installed more than 3,380 Shoppes in approximately 1,465 Wal-Mart stores nationwide. The Company's largest account, Wal-Mart accounted for approximately 37% of total revenue in 1998. In January 1997, the Company signed a three-year agreement with Safeway that designated the Company and its franchisees Safeway's domestic skill-crane operator. As of December 31, 1998, the Company and its franchisees had installed more than 590 Shoppes in approximately 495 Safeway stores nationwide. In September 1997, the Company signed a three-year agreement with AMF Bowling Centers, Inc. As of December 31, 1998, the Company and its franchisees had installed more than 665 Shoppes in approximately 210 AMF Bowling Centers nationwide.

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

    Other Vending. The Company has introduced new types of complementary vending and amusement machines at existing Shoppe locations which management believes will expand the potential customers for the Company. In April 1997, the Company signed a three-year agreement with Safeway that made the Company and its franchisees Safeway's domestic coin-operated kiddie ride operator. As of December 31, 1998, the Company and its franchisees had approximately 1,109 kiddie rides in Retail Accounts nationwide. In November 1997, the Company purchased the assets of Quality Amusements Corp. and Quality Entertainment Corp., operators of bulk vending machines and kiddie rides. In March 1998, the Company purchased the assets of McCathren Vending Co., another operator of bulk vending machines. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. As of December 31, 1998, the Company and its franchisees had approximately 7,453 pieces of bulk vending equipment in operation. In June 1998, the Company acquired the assets of Chilton Vending Co., an operator of simulator and traditional video games, skill-cranes and redemption equipment. As of December 31, 1998, the Company had approximately 837 simulator and traditional video games in operation. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company's existing national distribution and service network.

    Other Business. With the acquisition of Plush 4 Play, the Company obtained skill-crane placement agreements with several national Retail Accounts, including Shoney's, Inc. and Friendly's Ice Cream Corporation. Presently, 481 skill-cranes are operated at such Retail Accounts pursuant to agreements between the Company and independent third party operators. The Company also sells pre-packaged plush toys and animals to these third party operators.

    Supervision, Training and Support. The Company's area vice presidents are primarily responsible for hiring and training the Company's regional managers and the regional managers are responsible for hiring and training the general managers and for on-going support and supervision of the Company's field offices.

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

    Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company's Shoppes. The Company's route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of 10 to 33 locations, depending upon volume, which are visited and serviced two to ten times per week. The route merchandiser cleans and services the Shoppe, takes inventory of the Shoppe, replaces product as needed, monitors the Vend Ratio and arranges the product within the Shoppe in accordance with the Company's merchandising techniques. The route merchandiser records the number of units of product placed in the machines and the number of plays from nonresettable meters. The meter readings are subsequently reconciled against actual collections. All collections are delivered to and verified by another employee at the field office for deposit.

    Inventory Management and Distribution. The Company's distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. After the product is procured from the Company's suppliers, it is shipped to a distribution center where it is sorted and pre-packed. The Company maintains inventory for the products offered through its Toy Shoppes, Treasure Shoppes, Bean Bag Shoppes, Stop Shoppes and

Fun Shoppes in a warehousing facility in Kent, Washington and in its regional distribution warehouse centers in Atlanta, Georgia; Chicago, Illinois; and Allentown, Pennsylvania. The Company communicates appropriate product mix requirements to its warehouse employees on a weekly basis. The warehouse employees sort the products according to the Company's specified mix requirements and pack the product for each type of Shoppe into pre-packed units for shipment to Company field offices and franchises on a weekly basis.

    At December 31, 1998, the Company was operating in 41 states through a national network of 41 offices. The field offices average approximately 3,165 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes are repaired and product inventory is maintained. Part of the route merchandisers' daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

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

    New Designs. The Company works with several free-lance designers and creates at least 300 new, exclusive designs each year that can be obtained through the SugarLoaf Toy Shoppes. The Company also creates several theme product collectibles and many players attempt to retrieve all of the products in the series.

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

    Shoppes. The Company currently purchases Shoppes from three principal approved crane manufacturers and may seek to add new suppliers. Management believes that suitable skill-crane machines are available from a number of domestic and foreign manufacturers.

FRANCHISE RELATIONS

    As of December 31, 1998, the Company had franchise agreements in effect with 14 franchisees covering 15 territories in the U.S. and one territory in British Columbia, Canada covering, in the aggregate, 1,998 Shoppes. The

Company does not currently intend to grant any additional franchises. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

COMPETITION

    The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes also compete with other vending machines and coin-operated amusement devices and seasonal and bulk merchandise for sites in retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets, mass merchandisers and other venues targeted by the Company to compete readily with the Company in certain markets.

INTELLECTUAL PROPERTY

    The Company has no patents or patent applications pending and relies primarily on a combination of trademark and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office and in Canada, including "Shoppe," "SugarLoaf," "Toy Shoppe," "Treasure Shoppe" and "Fun Shoppe" and has four trademark applications pending. In addition, the Company claims common law trademark protection for the mark "A Test of Skill." The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's Shoppes and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company does not have significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATION

    The Company's business is subject to federal, state, provincial and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994 requires the labeling of articles which bear or contain a hazardous substance as defined in such statutes. In addition, the Consumer Product Safety Commission may, under these statutes, ban from the market toys or other articles intended for use by children which contain hazardous substances or present a public health or safety hazard, and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles.

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

    As a franchisor, the Company is subject to various federal and state franchise and business opportunity laws and regulations. The Company does not currently intend to grant any additional franchises and it believes it is in material compliance with such laws in the states in which the Company has offered and sold franchises.

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

EMPLOYEES

    As of February 26, 1999, the Company had a total of 798 employees, including 58 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or covered by any collective bargaining contract. Management believes it has a good relationship with the Company's employees.

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

ITEM 2.    PROPERTIES

    The Company's principal executive offices are located at 5660 Central Avenue, Boulder, Colorado and the Denver, Colorado operation occupy approximately 28,000 square feet of office and warehouse space under a lease that expires February 28, 2003. The Company's two fulfillment warehouses in Kent, Washington and Cypress, California occupy approximately 122,000 square feet under leases that expire August 31, 2003 and June 1, 2001. The Company also is a party to 50 other leases which are used for office and warehouse space which average approximately 3,165 square feet, provide for monthly rental payments ranging from $275 to $5,000 and expire at various times over the period January 14, 1999 to November 14, 2003.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

    Common Stock Data. The Company's Common Stock began trading publicly on the over-the-counter market through the Nasdaq National Market under the symbol "AMCN" on October 16, 1995. On February 26, 1999, the number of record holders was 54 and the Company estimates that on that date there were approximately an additional 2,100 beneficial owners. On February 26, 1999, the closing price reported on the NASDAQ National Market for the Common Stock was $5.63. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the Nasdaq National Market. The prices reported do not include retail mark-up, mark down or commissions and may not reflect actual transactions.


                                                                                          HIGH            LOW
                                                                                          ----            ---
For the Fiscal Year Ended December 31, 1997:
  First Quarter...................................................................       $ 8.88         $ 5.00
  Second Quarter..................................................................        11.63           6.88
  Third Quarter...................................................................        17.63           9.63
  Fourth Quarter..................................................................        18.38          14.63
For the Fiscal Year Ended December 31, 1998:
  First Quarter...................................................................        21.88          15.25
  Second Quarter..................................................................        22.63          17.31
  Third Quarter...................................................................        20.25          11.81
  Fourth Quarter..................................................................        16.13           5.88

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

ITEM 6.    SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of earnings for each of the years in the five-year period ended December 31, 1998, have been derived from the financial statements of the Company.

                                                                         YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                          1998        1997      1996        1995        1994
                                                          ----        ----      -----       -----       ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
Statement of Earnings Data:
Revenue:
  Vending..........................................    $  92,854   $  52,866    $  30,439   $  17,031   $  11,651
  Franchise and other..............................        4,857       6,218        7,828       8,683       5,963
                                                       ---------   ---------    ---------   ---------   ---------
        Total revenue..............................       97,711      59,084       38,267      25,714      17,614
                                                       ---------   ---------    ---------   ---------   ---------
Cost of revenue:
  Vending..........................................       66,070      37,506       21,283      11,701       8,399
  Franchise and other..............................        3,108       3,967        5,659       6,054       4,207
                                                       ---------   ---------    ---------   ---------   ---------
        Total cost of revenue......................       69,178      41,473       26,942      17,755      12,606
                                                       ---------   ---------    ---------   ---------   ---------
        Gross profit...............................       28,533      17,611       11,325       7,959       5,008
General and administrative expense.................       19,413      10,314        7,053       4,565       3,607
                                                       ---------   ---------    ---------   ---------   ---------
Operating earnings.................................        9,120       7,297        4,272       3,394       1,401
Interest expense...................................        3,368         612          375         383         228
Minority interest..................................           --          --           --          80          62
Share of loss of equity affiliate..................           --          --           --          27          29
                                                       ---------   ---------    ---------   ---------   ---------
Earnings before income taxes.......................        5,752       6,685        3,897       2,904       1,082
Income tax expense.................................        1,854       2,256        1,311         329          --
                                                       ---------   ---------    ---------   ---------   ---------
        Net earnings...............................    $   3,898   $   4,429    $   2,586   $   2,575   $   1,082
                                                       =========   =========    =========   =========   =========

Basic earnings per share(2)........................    $    0.60   $    0.80    $    0.51
Diluted earnings per share(2)......................    $    0.58   $    0.78    $    0.48
Basic weighted average common shares(2)............        6,467       5,565        5,092
Diluted weighted average common shares(2)..........        6,713       5,694        5,417

                                                                        YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                         1998       1997        1996         1995         1994
                                                         ----       ----        -----        -----        ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
Pro forma information:
  Historical net earnings before income taxes......                                         $   2,904   $   1,082
  Pro forma adjustments to earnings before taxes...                                             1,207
                                                                                            ---------
  Pro forma earnings before income taxes...........                                             4,111
  Pro forma income tax expense.....................                                             1,562         411
                                                                                            ---------   ---------
  Pro forma net earnings(1)(2).....................                                         $   2,549   $     671
                                                                                            =========   =========
Number of Shoppes(3):
Company operations.................................       10,671       6,166        3,967       2,057       1,019
Franchise operations...............................        1,998       3,952        3,981       3,455       3,008
                                                       ---------   ---------    ---------   ---------   ---------
        Total......................................       12,669      10,118        7,948       5,512       4,027
                                                       =========   =========    =========   =========   =========

                                                          1998        1997         1996        1995        1994
                                                          ----        ----         ----        ----        ----
Balance Sheet Data:
Working capital....................................    $   9,235   $   3,626    $   2,914   $   2,896   $     220
Total assets.......................................      111,782      37,077       19,758      13,702       5,539
Total short-term debt and current portion of
  long-term debt...................................        2,155       1,619        1,109         557       1,380
Total long-term debt, excluding current portion....       50,310       1,292        5,059       1,632       1,640
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures...................       15,492          --           --          --          --
Total stockholders' equity.........................       33,648      30,092       11,676       9,007       1,214

---------------

(1) During the year 1994 through August 1995, the Company and each of the Chicago Toy Company, the Georgia Toy Company, Inland Merchandising, Inc., Lehigh Valley Toy Company, Performance Merchandising, Inc., Southwest Coin Company, Sugarloaf, Ltd. and Sugarloaf Marketing Inc. (the "Affiliated Entities"), were organized as either S corporations or a partnership and the taxable income of the Company and the Affiliated Entities was attributable directly to their respective stockholders or partners during such periods. Accordingly, net earnings have been adjusted to reflect federal and state income taxes as if such taxes had been incurred for such period at an estimated effective rate of 38%. See Note 1 of Notes to the Financial Statements included herein.

(2) Net earnings per share and weighted average common shares are not presented for 1994 and 1995 because the Company and each of the Affiliated Entities were organized as S corporations or a partnership.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company and its franchisees own and operate Shoppes that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in Retail Accounts and similar high traffic locations and the Company typically pays 25-30% of gross revenue to the location owner as a location commission. The Company has also introduced new types of complementary vending and amusement machines at existing Shoppe locations. At December 31, 1998, the Company was operating in 41 states with a national network of 41 offices and there were 16 Company franchisees operating in 15 territories in the United States and one territory in British Columbia. The Company sells both machines and product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees' gross machine revenue.

    For the year ended December 31, 1998, over 85% of the Company's revenue and gross profit were derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

    Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees and non-franchisee customers. Initial franchise fees have not been material, and the Company currently does not plan to expand its franchise network. Product sold to the franchisees and non-franchisee customers consists of goods to vend in Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will increase in the future as a result of the sale of product to non-franchisee customers.

    In 1995, the Company terminated its S corporation status. In conjunction with its initial public offering in October 1995, the Company reorganized by acquiring substantially all of the inventory, property and equipment and assuming certain facilities leases and contracts of the Affiliated Entities. All of the Affiliated Entities previously were franchisees of the Company and all except Sugarloaf Marketing were controlled by one or more of the Founders.

    The number of Company owned and operated Shoppes has risen from 1,019 to 10,671 from 1994 to 1998, representing a compound annual growth rate of 79.9%. In 1998, the Company had record revenue and operating earnings of $97.7 million and $9.1 million, respectively. The Company's net earnings in 1998 were $3.9 million. The Company has experienced 53.5%, 59.7% and 37.8% compound annual growth rates in total revenue, operating earnings and net earnings, respectively, between 1994 and 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

Revenue

    The Company's total revenue increased 65.4% from $59.1 million in 1997 to $97.7 million in 1998. Vending revenue increased $40 million or 75.6% in 1998 to $92.9 million, primarily as a result of a 76.5% increase in the average number of Shoppes in use during 1998 over the average number of Shoppes in use during 1997.

    Franchise and other revenue decreased $1.4 million or 21.9% in 1998 as compared to 1997, due primarily to the acquisition of Company franchises.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $28.6 million in 1998 to $66.1 million. The vending operations' contribution to 1998 gross profit increased to $26.8 million, which represents a 74.4% increase over gross profit from vending operations realized in 1997. The vending gross profit achieved in 1998 was 28.8% of vending revenue, which represents a .3 percentage point decrease from the gross profit percentage achieved in 1997. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 1998 was 35.3% of vending revenue, which is .8 percentage points higher than in 1997. The cash vending gross profit achieved during the fourth quarter of 1998 was 34.0%, which is .8 percentage points lower that the comparable period in 1997. The Company attributes some of the shortfall to lower per week average Shoppe revenue due to an ineffective product mix. In 1998, the decline in vending margin also resulted from a higher average Shoppe commission rate paid to locations.

    During the third quarter of 1998, the Company found it necessary to handle its own plush product warehousing in the Seattle area due to increased product requirements and insufficient space available at the public warehouse previously used by the Company. Approximately 90% of the additional cost associated with moving product from two warehouse facilities negatively affected vending gross profit during the fourth quarter of 1998. The remaining 10% of additional cost negatively affected gross profit on franchise and other revenue

    Gross profit on franchise and other revenue in 1998 decreased to $1.7 million, or 36% of franchise and other revenue, which is .2 percentage points lower than the gross margin achieved in 1997. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from increased warehousing costs partially offset by lower 1998 equipment sales that are at lower margins than product sales to franchisees.

Operating Expense

    General and administrative expense as a percentage of revenue increased to 19.9% in 1998, as compared to 17.5% of revenue in 1997. The increase in general and administrative expenses resulted primarily from additional operating offices , amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during the second and third quarters of 1998. The Company anticipates higher general and administrative expenses to continue into 1999. The higher general and administrative expenses also reflect redundant accounting and management information functions associated with the Company's recent acquisitions that the Company plans to integrate and absorb during the first quarter of 1999.

Operating Earnings

    Operating earnings in 1998 increased 25.0% to $9.1 million or 9.3% of total revenue, which are, as a percentage of total revenue, 3.1 percentage points lower than the operating earnings achieved in 1997. The increase in operating earnings results primarily from the 74.6% increase in the average number of Shoppes in place during 1998 compared to the average number in place in 1997. The effect of the increase in Shoppes, however, has been offset by negative Shoppe performance during the fourth quarter of 1998, higher warehousing costs and the increase in general and administrative expense experienced in 1998 compared to 1997.

Non Operating Income (Expense)

    Interest expense increased $2.8 million to $3.4 million in 1998 as compared to 1997. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Net Earnings and Earnings Per Share

      Net earnings for the year ended December 31, 1998 were $3.9 million, or 4% of total revenue, as compared to net earnings of $4.4 million during 1997. Diluted earnings per share for 1998 decreased 25.6% to $0.58, as compared to $0.78 per share in 1997.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

Revenue

    The Company's total revenue increased 54.4% from $38.3 million in 1996 to $59.1 million in 1997. Vending revenue increased $22.4 million or 73.7% in 1997 to $52.9 million, primarily as a result of a 68.2% increase in the average number of Shoppes in use during 1997 over the average number of Shoppes in use during 1996.

    Franchise and other revenue decreased $1.6 million or 20.6% in 1997 as compared to 1996 due primarily to the acquisition of Company franchises.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $16.2 million in 1997 to $37.5 million. The vending operations' contribution to 1997 gross profit increased to $15.4 million, which represents a 67.8% increase over gross profit from vending operations realized in 1996. The vending gross profit achieved in 1997 was 29.1% of vending revenue, which represents a decrease from the 30.1% of vending revenue achieved in 1996. The cash vending gross profit achieved in 1997 was 34.5%, which is 1.0 percentage point lower than the comparable period in 1996. The decline in vending margin in 1997 results primarily from a higher commission rate paid to locations in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facilities and issuances of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in skill-crane machines and other amusement devices and payment of long-term borrowings.

    The cash vending gross margin achieved during the fourth quarter of 1998 was 34.0%, which is .8 percentage points lower than the comparable period in 1997. The Company attributes some of the shortfall to lower per week average Shoppe revenue due to an ineffective product mix. While the Company has taken steps to address some of these problems, there can be no assurance that such efforts will have a positive impact on the performance of the Shoppes. The Company's ability to fund current operations and capitalize on future opportunities is dependent upon Shoppe performance.

    In September 1998, American Coin Merchandising Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a public offering of $17 million of Ascending Rate Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity of $10 per Trust Preferred Security.

    The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

    Issuance costs of approximately $1.5 million related to the Trust Preferred Securities are deferred and are being amortized over the period until mandatory redemption at September 15, 2028. Approximately $14.5 million of the proceeds were used to repay a portion of the indebtedness outstanding under the Company's reducing revolving loan agreement (the "Credit Facility").

    Net cash provided by operating activities was $8.4 million, $8.4 million and $4.2 million in 1998, 1997 and 1996, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility, issuances of debt securities or sale of equity securities.

    Net cash used by investing activities was $67.3 million, $16.1 million and $7.4 million in 1998, 1997 and 1996, respectively. Capital expenditures amounted to $23.5 million, $12.2 million and $6.1 million in 1998, 1997 and 1996, respectively, of which $ 19.6 million, $ 9.0 million and $4.8 million were used for the acquisition of amusement vending skill machines. The acquisition of franchisees and others used $43 million, $3.7 million and $1.2 million in 1998, 1997 and 1996, respectively.

    Net cash provided by financing activities was $59.2 million, $8.9 million and $2.4 million in 1998, 1997 and 1996 respectively. In 1998, activities consisted primarily of borrowings on the Credit Facility and the issuance of Trust Preferred Securities that provided $15.5 million. In 1997 the issuance of Common Stock primarily in connection with the Company's follow-on offering, provided $14 million.

    Under its current Credit Facility, the Company may borrow up to $55.0 million, less an interest reserve of $2.2 million, at the bank's prime interest rate (7.75% at December 31, 1998) or, at the Company's option, an interest rate based on the current LIBOR rate. The interest reserve will be reduced quarterly, as interest payments are made on the Trust Preferred Securities. The Credit Facility is available through July 13, 2001 and at December 31, 1998 there was a principal amount of approximately $46.6 million outstanding and $5.4 million available under the facility. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at December 31, 1998.

    The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds generated from operations and borrowings available under its Credit Facility and the Company's ability to negotiate additional and enhanced credit agreements and to sell additional equity securities will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133), effective for fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet adopted Statement No. 133. The Company believes the accounting and reporting standards required by this statement will not be significant. The Company will comply with the accounting and reporting requirements under this statement when required.

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

    To address the issue, the Company has established a compliance team that includes outside consulting staff. The team has instituted a multi-phase plan that includes: inventorying all computer systems, software and business equipment to assess the impact of the Year 2000; obtaining documentation from each software vendor to ascertain their compliance; developing solution plans related to upgrading, modifying or replacing affected systems; and obtaining documentation from significant suppliers stating their Year 2000 readiness.

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

    As part of its Year 2000 plan, the Company is in the process of contacting its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. The Company will continue to contact its suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee the compliance of suppliers.

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

                                  RISK FACTORS

    This report contains forward-looking statements. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed in this report and the Company's Prospectus dated September 23, 1998.

    Growth and Management of Growth. The Company has recently experienced substantial growth. There can be no assurance that the Company will continue to grow at historical rates or at all. The Company has completed 15 acquisitions since January 1, 1996, including ten acquisitions since October 1, 1997. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes in Retail Accounts as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional Retail Accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, the Company has limited experience with product offerings beyond skill-cranes, and new product offerings (including kiddie rides, bulk vending, redemption equipment and video games) may involve risks and operational requirements different from those of the Shoppes. Accordingly, there can be no assurance that any additional Company product offerings will meet with success or generate significant additional revenue.

    There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company's growth has placed, and is expected to continue to place, significant demands on all aspects of the Company's business, including Shoppe servicing, merchandising, financial and administrative personnel and systems. The Company's future operating results are substantially dependent upon the ability of the Company's officers and key personnel to manage anticipated growth and increased demand effectively; to attract, train and retain additional qualified personnel; and to implement and improve technical, service, administrative, financial control and reporting systems. Either deterioration in Shoppe performance or the Company's failure to manage growth effectively could adversely and materially affect the Company's business, financial condition and results of operations.

    Shoppe Performance. The cash vending gross profit achieved during the fourth quarter of 1998 was 34.0%, which is .8 percentage points lower than the comparable period in 1997. The Company attributes some of the shortfall to lower per week average Shoppe revenue due to an ineffective product mix. While the Company has taken steps to address some of these problems, there can be no assurance that such efforts will have a positive impact on the performance of the Shoppes. The average weekly revenue generated per Shoppe may continue to decline or fluctuate in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under the Credit Facility ($5.4 million at December 31, 1998) for a number of purposes, including future acquisitions of franchisees. Further use of funds from the Credit Facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders' equity and cash flow. As a result of the issuance of the Subordinated Debentures and the amount the Company owes pursuant to the Credit Facility, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company's operating cash flow will be sufficient to meet its debt service obligations under the Credit Facility. The Company's leverage also could limit its ability to effect future financings or may otherwise restrict the Company's operations and growth.

    Integration of Acquisitions. The Company has recently completed a number of acquisitions and intends to continue to acquire franchisees in the future. Acquisitions have placed, and are likely to continue to place, a significant strain on the Company's managerial, operating, financial and other resources. The Company's future performance will depend, in part, upon its ability to integrate its acquisitions effectively, which will require that the Company implement additional management information systems capabilities, further develop its operating, administrative and financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations, and hire and train additional personnel. Failure by the Company to develop adequate operational and control systems or to attract and retain additional qualified management, financial, sales and marketing and customer care personnel could materially adversely affect the Company's ability to integrate the businesses it has acquired and continues to acquire. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of its acquisitions and the integration of the businesses it has acquired, the process of consolidating the businesses and implementing integrations, even if successful, may take a significant period of time, will place a significant strain on the Company's resources and could subject the Company to additional expenses during the integration process. Furthermore, the Company's performance will depend on the internal growth generated through acquired operations. As a result, there can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

    Trade Relations and Dependence on Major Accounts. The Company's largest account, Wal-Mart, accounted for approximately 37.0% of total revenue in 1998. The Company has entered into a contract with Wal-Mart (which expires on January 1, 2000), generally national and regional Retail Accounts enter into long-term contracts with vendors. In individual-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. The arrangements of the Company and its franchisees with most of these accounts may be terminated at any time. In addition, Wal-Mart may terminate its contract with the Company under certain limited circumstances. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition. The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations and acquisition candidates. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes also compete with other vending machines and coin-operated amusement devices and seasonal and bulk merchandise for sites within retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with Retail Accounts targeted by the Company to compete readily with the Company in certain markets.

    Dependence on Suppliers and Foreign Sourcing. Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also could be affected by labor strikes in the sea shipping, trucking and railroad industries, all of which the Company utilizes to varying degrees. Although the Company believes that alternative means of transportation would be available for its products in the event of a labor strike affecting a particular mode of transportation, such a disruption could increase the Company's transportation costs and thereby reduce its profit margins in a particular period. The Company does not have a long-term supply agreement with any of its crane suppliers. While the Company believes that it will continue to be able to purchase skill-crane machines from existing or alternative suppliers, no assurance can be given that skill-cranes will be available on a cost-efficient basis or that shortages or other disruptions in the Company's sources of supply for skill-crane machines and components would not have a material and adverse effect on the Company's business, financial condition and results of operations.

    Seasonality and Variability of Results. The financial performance of the Shoppes is substantially dependent on the level of retail traffic at such Shoppes' particular location. Accordingly, the business, financial condition and results of operations of the Company can be materially and adversely affected by factors which reduce retail traffic at Shoppe locations. These include numerous factors beyond the Company's control such as weather, labor strikes and other disruptions of the business at Retail Accounts and local and national business and economic conditions. The Company's results are also linked to seasonal increases in foot-traffic at Retail Accounts, and disruptions of past trends, including traditional increases during holiday seasons, could decrease the Company's revenue. As a result, the Company's operating results may vary significantly over time. Accordingly, period-to-period comparisons of its results of operations are not necessarily meaningful and the Company's past results should not be relied upon as an indication of future performance.

    Changing Consumer Trends; Technological Innovations. Consumer preferences are constantly changing and difficult to predict, and consumer interest in the Company's Shoppes or the products dispensed could decline suddenly or other prize-dispensing equipment or amusement devices could replace the Shoppes in consumer preference. The Company's success will depend in part on its ability to offer new and appealing products and on the continuing appeal of its Shoppes' skill-crane format in both existing markets and in new markets into which the Company may expand. There can be no assurance that the use of skill-crane machines and the Company's operating results will not be adversely affected by changing consumer trends. The Company's business also is susceptible to advances in the design and manufacture of skill-crane machines and other vending technology. The Company's failure to anticipate or respond adequately to such technological changes could adversely affect the Company's business and results of operations.

    Dependence on Key Employees. The Company's success to date has been dependent in part upon the efforts and abilities of Jerome M. Lapin (its President, Chief Executive Officer and Chairman), W. John Cash (its Vice President, Chief Financial Officer and Treasurer), Randall J. Fagundo (its Chief Operating Officer and Secretary), Abbe M. Stutsman (its Vice President of Purchasing and Product Development) and certain other key personnel. The Company's continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does not maintain any "key man" insurance. In addition, executives or other employees with knowledge of the Company's operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 24.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption ELECTION OF DIRECTORS appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

     Executive Officers of the Registrant. At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers of the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant are set forth under the caption EXECUTIVE OFFICERS appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers and the amount of such shares with respect to which certain of the directors and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN TRANSACTIONS appearing in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      EXHIBITS

           2.8+         -- Asset Purchase Agreement among the Registrant,
                           certain persons and Chicago Toy Company, Inc., dated August 31, 1995.
           2.9+         -- Asset Purchase Agreement among the Registrant,
                           certain persons and Georgia Toy Company, dated August 31, 1995.
           2.10+        -- Asset Purchase Agreement among the Registrant,
                           certain persons and Inland Merchandising, Inc., dated August 31, 1995.
           2.11+        -- Asset Purchase Agreement among the Registrant,
                           certain persons and Lehigh Valley Toy Company, dated August 31, 1995.
           2.12+        -- Asset Purchase Agreement among the Registrant,
                           certain persons and Performance Merchandising, Inc., dated August 31, 1995.
           2.13+        -- Asset Purchase Agreement among the Registrant,
                           certain persons and Sugarloaf Ltd. and Sugarloaf Marketing, Inc., dated August 31, 1995.
           3.1+         -- Certificate of Incorporation of the Registrant.
           3.2+         -- Bylaws of the Registrant.
           4.1+         -- Reference is made to Exhibits 3.1 and 3.2.
           4.2+         -- Specimen Stock Certificate.
           4.3!         -- Certificate of Trust of American Coin Merchandising
                           Trust I.
           4.4!         -- Trust Agreement of American Coin Merchandising
                           Trust I.
           4.5!         -- Amended and Restated Trust Agreement of American
                           Coin Merchandising Trust I.
           4.6!         -- Form of Junior Subordinated Indenture between the
                           Registrant and Wilmington Trust Company, as Trustee.

           4.7!         -- Form of Guarantee Agreement with respect to Trust
                           Preferred Securities of American Coin Merchandising Trust I.
           4.8!         -- Form of Agreement as to Expenses and Liabilities
                           between the Registrant and American Coin
                           Merchandising Trust I.
           4.9!         -- Form of Certificate Evidencing Trust Preferred
                           Securities.
           4.10!        -- Form of Certificate Evidencing Trust Common
                           Securities.
           4.11!        -- Form of Ascending Rate Junior Subordinated
                           Deferrable Interest Debenture.
          10.1+         -- Form of Indemnity Agreement to be entered into
                           between the Registrant and its directors and
                           executive officers.
          10.2+X        -- Amended and Restated Stock Option Plan of the
                           Registrant (the "Option Plan").
          10.3+         -- Form of Incentive Stock Option under the Option Plan.
          10.4+         -- Form of Nonstatutory Stock Option under the Option
                           Plan.
          10.5+X        -- 1995 Non-Employee Director Stock Option Plan (the
                           "Director Plan").
          10.6+         -- Form of Nonstatutory Stock Option under the Director
                           Plan.
          10.9+         -- Registrant's Uniform Franchise Offering Circular,
                           dated August 31, 1995, including forms of the Franchise Agreement, the National Account Program Agreement, Pre- Pack Program Agreement and the Bulk Purchasing Agreement.
          10.11+        -- Amended and Restated Promissory Notes between the
                           Registrant and each of the parties set forth within, dated as of August 31, 1995.
          10.13+        -- Form of Representative's Warrant.
          10.15+        -- Form of Noncompetition Agreement between the
                           Registrant and each of the parties listed on the attached schedule, dated as of August 31, 1995.
          10.16+        -- Form of Promissory Note between the Registrant and
                           each of the parties listed on the attached schedule, dated as of August 31, 1995.
          10.17+        -- Form of Promissory Note between the Registrant and
                           each of the parties listed on the attached schedule, dated as of August 31, 1995.
          10.18+        -- Form of Promissory Note between the Registrant and
                           each of the parties listed on the attached schedule, dated as of August 31, 1995.
          10.26++X      -- Employment Agreement dated as of June 1, 1996,
                           between the Registrant and Jerome M. Lapin.
          10.29++*      -- Other Income Vendor Agreement, dated as of July
                           31, 1996, between the Registrant and Wal-Mart Stores, Inc.
          10.33++       -- Commercial Lease Agreement, between the Registrant
                           and Technical Building Company, dated as of January 28, 1997.
          10.35#        -- Commercial Lease Amendment Agreement, between the
                           Registrant and Technical Building Company, dated as of November 20, 1997.
          10.36!        -- Reducing Revolving Loan Agreement between the
                           Registrant and Wells Fargo Bank, N.A., dated as of June 10, 1998.
          10.37!        -- Amendment No. 1 to the Reducing Revolving Loan
                           Agreement between the Registrant and Wells Fargo Bank, N.A., dated June 30, 1998.
          10.38##       -- Asset Purchase and Sale Agreement, effective May
                           29, 1998, between Registrant and Suncoast Toys, Inc.
          10.39##       -- Asset Purchase and Sale Agreement, effective May
                           29, 1998, between Registrant and Oregon Coin Company.
          10.40##       -- Asset Purchase and Sale Agreement, effective May
                           29, 1998, between Registrant and NW Toys Co.
          10.41o        -- Amendment No. 2 to the Reducing Revolving Loan
                           Agreement between the Registrant and Wells Fargo Bank, N.A., dated September 23, 1998.
          11.1          -- Computation of Per Share Earnings.
          23.1          -- Consent of KPMG LLP.
          27            -- Financial Data Schedule.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.
++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
* An order seeking confidential treatment for certain a portion of the exhibit has been granted.
! Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.
# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
## Incorporated by reference to the Company's Current Report on Form 8-K, dated June 2, 1998.

o Incorporated by reference to the Company's Current Report on Form 8-K, dated October 2, 1998.
X Indicates management contract or compensatory plan, contract or arrangement.

  (b)      REPORTS ON FORM 8-K.

           A report on Form 8-K was filed with the SEC on October 2, 1998 reporting that the Company had issued a press release concerning the status of the previously announced litigation against Plush 4 Play, Inc. The Company also reported the filing of Amendment No. 2 to the Reducing Revolving Loan Agreement between the Company and Wells Fargo Bank, N. A., dated September 23, 1998.

                        AMERICAN COIN MERCHANDISING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                                                 PAGE
Independent Auditors' Report..................................................................................    F-1

Consolidated Financial Statements:

     Balance Sheets...........................................................................................    F-2

     Statements of Earnings...................................................................................    F-3

     Statements of Stockholders' Equity.......................................................................    F-4

     Statements of Cash Flows.................................................................................    F-5

     Notes to Financial Statements............................................................................    F-6

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

     We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KPMG LLP




Boulder, Colorado
February 22, 1999

                        AMERICAN COIN MERCHANDISING, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    DECEMBER 31,
                                                                                           ------------------------------
                                                                                                1998            1997
                                                                                           -------------    -------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents ...........................................................   $   2,247,000    $   1,929,000
   Trade accounts and other receivables ................................................       1,814,000          979,000
   Inventories .........................................................................      12,579,000        5,625,000
   Prepaid expenses and other assets ...................................................       1,581,000          365,000
                                                                                           -------------    -------------
       Total current assets ............................................................      18,221,000        8,898,000
                                                                                           -------------    -------------

Property and equipment, at cost:
   Vending machines ....................................................................      46,704,000       22,829,000
   Vehicles ............................................................................       7,082,000        4,652,000
   Office equipment, furniture and fixtures ............................................       3,074,000        1,242,000
                                                                                           -------------    -------------
                                                                                              56,860,000       28,723,000
   Less accumulated depreciation .......................................................     (13,381,000)      (7,557,000)
                                                                                           -------------    -------------
       Property and equipment, net .....................................................      43,479,000       21,166,000
                                                                                           -------------    -------------

Placement fees, net of accumulated amortization of $460,000 in 1998 and $155,000 in 1997         732,000          281,000
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $1,817,000 in 1998 and $393,000 in 1997 .............................      48,333,000        6,682,000
Other assets, net of accumulated amortization of $199,000 in 1998 ......................       1,017,000           50,000
                                                                                           -------------    -------------

       Total assets ....................................................................   $ 111,782,000    $  37,077,000
                                                                                           =============    =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................................................   $   2,155,000    $     945,000
   Current portion of notes payable to Control Group ...................................              --          674,000
   Income taxes payable ................................................................              --          317,000
   Accounts payable ....................................................................       3,441,000        1,680,000
   Accrued commissions .................................................................       1,630,000        1,001,000
   Other accrued expenses ..............................................................       1,760,000          655,000
                                                                                           -------------    -------------
       Total current liabilities .......................................................       8,986,000        5,272,000

Long-term debt, net of current portion .................................................      50,310,000        1,292,000
Other liabilities ......................................................................       2,000,000               --
Deferred income taxes ..................................................................       1,346,000          421,000
                                                                                           -------------    -------------
       Total liabilities ...............................................................      62,642,000        6,985,000
                                                                                           -------------    -------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures .......................................      15,492,000               --

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) ............              --               --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued and
     outstanding 6,475,069 shares in 1998 and 6,452,904 shares in 1997) ................          65,000           65,000
   Additional paid-in-capital ..........................................................      21,989,000       22,352,000
   Unearned stock option compensation ..................................................              --          (21,000)
   Retained earnings ...................................................................      11,594,000        7,696,000
                                                                                           -------------    -------------
       Total stockholders' equity ......................................................      33,648,000       30,092,000
                                                                                           -------------    -------------
Commitments
       Total liabilities and stockholders' equity ......................................   $ 111,782,000    $  37,077,000
                                                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                  1998         1997          1996
                                                              -----------   -----------   -----------
Revenue:
   Vending ................................................   $92,854,000   $52,866,000   $30,439,000
   Franchise and other ....................................     4,857,000     6,218,000     7,828,000
                                                              -----------   -----------   -----------
       Total revenue ......................................    97,711,000    59,084,000    38,267,000
                                                              -----------   -----------   -----------

Cost of revenue:
   Vending, excluding related depreciation and amortization    60,066,000    34,643,000    19,634,000
   Depreciation and amortization ..........................     6,004,000     2,863,000     1,649,000
                                                              -----------   -----------   -----------
       Total cost of vending ..............................    66,070,000    37,506,000    21,283,000
   Franchise and other ....................................     3,108,000     3,967,000     5,659,000
                                                              -----------   -----------   -----------
       Total cost of revenue ..............................    69,178,000    41,473,000    26,942,000
                                                              -----------   -----------   -----------

       Gross profit .......................................    28,533,000    17,611,000    11,325,000

General and administrative expenses .......................    17,526,000     9,885,000     6,811,000
Depreciation and amortization .............................     1,887,000       429,000       242,000
                                                              -----------   -----------   -----------
       Operating earnings .................................     9,120,000     7,297,000     4,272,000
                                                              -----------   -----------   -----------

Interest expense, related parties .........................        22,000        76,000       108,000
Interest expense, other, net ..............................     3,346,000       536,000       267,000
                                                              -----------   -----------   -----------

       Earnings before taxes ..............................     5,752,000     6,685,000     3,897,000

Provision for income taxes ................................     1,854,000     2,256,000     1,311,000
                                                              -----------   -----------   -----------

       Net earnings .......................................   $ 3,898,000   $ 4,429,000   $ 2,586,000
                                                              ===========   ===========   ===========

       Basic earnings per share of common stock ...........   $      0.60   $      0.80   $      0.51
       Diluted earnings per share of common stock .........          0.58          0.78          0.48
       Basic weighted average common shares ...............     6,467,000     5,565,000     5,092,000
       Diluted weighted average common shares .............     6,713,000     5,694,000     5,417,000





          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            UNEARNED
                                                                             STOCK                          TOTAL
                                                           ADDITIONAL        OPTION                         STOCK-
                                              COMMON        PAID-IN          COMPEN-        RETAINED       HOLDERS'
                                              STOCK         CAPITAL          SATION         EARNINGS        EQUITY
                                           ------------   ------------    ------------    ------------   ------------
December 31, 1995 ......................   $     51,000   $  8,355,000    $    (80,000)   $    681,000   $  9,007,000

   Amortization of deferred compensation             --             --          26,000              --         26,000
   Tax benefit related to
     employee stock options ............             --         57,000              --              --         57,000
   Exercise of employee stock options ..             --          1,000              --              --          1,000
   Termination of employee stock options             --         (6,000)          5,000              --         (1,000)
   Net earnings ........................             --             --              --       2,586,000      2,586,000
                                           ------------   ------------    ------------    ------------   ------------

December 31, 1996 ......................         51,000      8,407,000         (49,000)      3,267,000     11,676,000

   Issuance of 1,000,000 common
     stock in public offering, net .....         10,000     13,915,000              --              --     13,925,000
   Amortization of deferred compensation             --             --          22,000              --         22,000
   Exercise of employee stock options ..          4,000         39,000              --              --         43,000
   Termination of employee stock options             --         (9,000)          6,000              --         (3,000)
   Net earnings ........................             --             --              --       4,429,000      4,429,000
                                           ------------   ------------    ------------    ------------   ------------

December 31, 1997 ......................         65,000     22,352,000         (21,000)      7,696,000     30,092,000

   Acquisition of 70,000 warrants to
     purchase common stock .............             --       (492,000)             --              --       (492,000)
   Amortization of deferred compensation             --             --          19,000              --         19,000
   Exercise of employee stock options ..             --        131,000              --              --        131,000
   Termination of employee stock options             --         (2,000)          2,000              --             --
   Net earnings ........................             --             --              --       3,898,000      3,898,000
                                           ------------   ------------    ------------    ------------   ------------

December 31, 1998 ......................   $     65,000   $ 21,989,000    $         --    $ 11,594,000   $ 33,648,000
                                           ============   ============    ============    ============   ============






          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               1998            1997             1996
                                                                           ------------    ------------    ------------
Operating activities:
   Net earnings ........................................................   $  3,898,000    $  4,429,000    $  2,586,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ...................................      8,092,000       3,292,000       1,891,000
       Compensation expense related to stock options ...................         19,000          19,000          25,000
       Deferred income tax expense .....................................        925,000         463,000         308,000
       Changes in operating assets and liabilities, net of acquisitions:
           Trade accounts and other receivables ........................       (878,000)       (332,000)         53,000
           Inventories .................................................     (4,046,000)     (1,026,000)       (756,000)
           Prepaid expenses and other assets ...........................     (2,295,000)       (233,000)         10,000
           Income taxes payable ........................................       (317,000)         38,000         148,000
           Accounts payable and accrued expenses .......................      2,995,000       1,701,000         (49,000)
                                                                           ------------    ------------    ------------
         Net cash provided by operating activities .....................      8,393,000       8,351,000       4,216,000
                                                                           ------------    ------------    ------------

Investing activities:
   Acquisitions of property and equipment, net .........................    (23,475,000)    (12,168,000)     (6,052,000)
   Acquisitions of franchisees and others ..............................    (43,036,000)     (3,669,000)     (1,224,000)
   Placement fees ......................................................       (746,000)       (242,000)       (192,000)
   Change in notes receivable ..........................................             --              --          20,000
                                                                           ------------    ------------    ------------
         Net cash used in investing activities .........................    (67,257,000)    (16,079,000)     (7,448,000)
                                                                           ------------    ------------    ------------

Financing activities:
   Issuance of company obligated mandatorily redeemable
     preferred securities, net of discount and issuance costs ..........     15,479,000              --              --
   Net borrowings (payments) on credit facility ........................     46,610,000      (3,787,000)      3,381,000
   Principal payments on long-term debt ................................     (1,872,000)       (620,000)     (1,559,000)
   Principal payments on notes payable to Control Group ................       (674,000)       (675,000)             --
   Proceeds from issuance of long-term debt ............................             --              --       1,224,000
   Acquisition of warrants .............................................       (492,000)             --              --
   Distributions .......................................................             --              --        (634,000)
   Issuance of common stock, net of offering costs .....................        131,000      13,968,000           1,000
                                                                           ------------    ------------    ------------
         Net cash provided by financing activities .....................     59,182,000       8,886,000       2,413,000
                                                                           ------------    ------------    ------------

         Net increase (decrease) in cash and cash equivalents ..........        318,000       1,158,000        (819,000)

Cash and cash equivalents at beginning of year .........................      1,929,000         771,000       1,590,000
                                                                           ------------    ------------    ------------

Cash and cash equivalents at end of year ...............................   $  2,247,000    $  1,929,000    $    771,000
                                                                           ============    ============    ============




          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At December 31, 1998, the Company had 41 field offices with operations in 41 states. The Company also sells products to franchisees. At December 31, 1998 there were 14 franchisees operating in 16 territories.

2.       ACQUISITIONS

    On June 12, 1998, the Company acquired certain assets and the business operations of its franchisees Suncoast Toys, Inc., NW Toys Co. and Oregon Coin Company ("Suncoast") for approximately $30,381,000. Of this amount, $29,581,000 was paid in cash with the balance to be paid over a three-year period in accordance with the terms of the promissory note issued in connection with the acquisition. The Company has recorded approximately $26,870,000 of costs in excess of assets acquired as a result of the Suncoast acquisition that was accounted for using the purchase method of accounting.

    The following represents the unaudited pro forma results of operations as if the acquisition had occurred at the beginning of 1998 and 1997, using unaudited financial results of Suncoast after giving effect to certain adjustments including the amortization of costs in excess of assets acquired: total revenue of, $106,407,000 and $78,966,000, net earnings of $3,127,000 and $4,975,000, basic earnings per share of $0.48 and $0.89 and diluted earnings per share of $0.47 and $0.87, respectively.

    The pro forma information presented above does not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred on January 1, 1998, and is not intended to be a projection of future results or trends.

    Also during 1998, the Company acquired certain assets and the business operations of two franchisees, the operating assets of a video game, skill-crane and redemption company, a bulk vending company, certain assets of a kiddie ride company and certain assets of a skill-crane vending management and wholesale distributor of plush products, collectively, for approximately $20,645,000. Of this amount, $13,455,000 was paid in cash with the balance to be paid over three-year periods in accordance with the terms of promissory notes issued in connection with the acquisitions. The Company has recorded approximately $16,211,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting. In connection with one of these acquisitions, the former owners have a contingent earn-out whereby the purchase price includes $2,000,000 of additional consideration if certain objectives are met. As the Company believes the objectives are probable it has recognized $2,000,000 in additional purchase price and recorded the related liability.

    During 1997, the Company acquired certain assets and the business operations of three of its franchisees and also acquired the operating assets of a bulk vending and kiddie ride company, collectively, for approximately $5,494,000. Of this amount, $3,669,000 was paid in cash with the balance to be paid over three-year periods in accordance with the terms of promissory notes issued in connection with the acquisitions. The Company has recorded approximately $3,685,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting.

     During 1996, the Company acquired certain assets and the business operations of three of its franchisees and also acquired the operating assets of a skill-crane service company for approximately $2,103,000. Of this amount, $1,224,000 was paid in cash with the balance to be paid over two to three year periods in accordance with the terms of promissory notes issued in connection with the acquisitions. The Company has recorded approximately $1,239,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting.

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    The pro forma effect of all acquisitions except Suncoast, is not material to assets, revenue or net earnings for the years ended December 31, 1998, 1997 and 1996.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VENDING
     Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending is comprised primarily of the cost of products vended through the machines, the servicing of machines and commissions paid to retail locations.

     FRANCHISE ROYALTIES
     Typically, franchisees are required to pay continuing royalties ranging from 2% to 5% of gross machine revenue.

     INCOME TAXES
     The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date.

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

     CASH EQUIVALENTS
     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

     INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale or use in vending operations.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is calculated on the straight-line and accelerated methods over the estimated useful lives of the assets that range from 3 to 10 years.

     COSTS IN EXCESS OF ASSETS ACQUIRED
     Costs in excess of assets acquired represent the purchase amount paid in excess of the fair value of the tangible net assets acquired and is amortized using the straight-line method over 20 years.

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

     EARNINGS PER SHARE
     The Company discloses both basic earnings per share and diluted earnings per share. Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively.

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     RECLASSIFICATIONS
     Certain amounts for prior periods have been reclassified to conform to the December 31, 1998 presentation.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

     YEAR ENDED DECEMBER 31,                                               1998         1997        1996
                                                                           ----         ----        ----
     Cash paid during the year:
       Interest....................................................... $2,588,000  $   640,000 $   372,000
       Income taxes...................................................  1,803,000    1,755,000     858,000
     Significant noncash investing and financing activities:
       Equipment purchases financed with debt.........................         --           --      54,000
       Notes payable issued for acquisitions of franchisees...........  5,490,000    1,825,000     879,000
       Earn-out and hold backs related to acquisition.................  2,500,000           --          --

4.   CREDIT FACILITY

     Under its current reducing revolving loan agreement (the "Credit Facility"), the Company may borrow up to $55.0 million, less an interest reserve of $2.2 million, at the bank's prime interest rate (7.75% at December 31, 1998) or, at the Company's option, an interest rate based on the then current LIBOR rate. The interest reserve will be reduced quarterly, as interest payments are made on the trust preferred securities. The Credit Facility is available through July 13, 2001 and at December 31, 1998 there was a principal amount of approximately $46.6 million outstanding. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at December 31, 1998.

    At December 31, 1998 approximately $823,000 of the credit facility was committed on open letters of credit for inventory on order but not yet received.

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                                ----------------------------
                                                                                    1998           1997
                                                                                ------------    ------------
Long-term debt:
Bank reducing revolving loan (see note 4) ...................................   $ 46,610,000    $         --
Notes payable to former franchisees and others, due in monthly and quarterly installments with interest ranging from 8% to 9%; final payments at various
  dates through November 2001, secured by certain property and equipment ....      5,855,000       2,181,000
Notes payable to banks, due in monthly installments with interest ranging
  from 8.25% to 12.95%; secured by certain property and equipment ...........             --          56,000
                                                                                ------------    ------------
   Total long-term debt .....................................................     52,465,000       2,237,000
Less current portion ........................................................     (2,155,000)       (945,000)
                                                                                ============    ============
   Long-term debt, net of current portion ...................................   $ 50,310,000    $  1,292,000
                                                                                ============    ============

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 1998 are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
                         1999.................................................  $ 2,155,000
                         2000.................................................    2,463,000
                         2001.................................................   47,847,000
                                                                                -----------
                                                                                $52,465,000
                                                                                ===========

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6.  MANDATORILY REDEEMABLE PREFERRED SECURITITES

    In September 1998, American Coin Merchandising Trust I (the "Trust"), the Company's wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The Company recognizes periodic interest using the interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

    The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

    Issuance costs of approximately $1.5 million related to the Trust Preferred Securities were deferred and are being amortized on the interest method over the period until mandatory redemption at September 15, 2028.

7.  INCOME TAXES

    The provision for income taxes consists of the following:

          YEAR ENDED DECEMBER 31,                                 1998         1997         1996
                                                               ----------   ----------   ----------
            Current
              Federal.......................................   $  785,000   $1,507,000   $  869,000
              State.........................................      144,000      286,000      134,000
                                                               ----------   ----------   ----------
                                                                  929,000    1,793,000    1,003,000
                                                               ----------   ----------   ----------
            Deferred
              Federal.......................................      779,000      393,000      267,000
              State.........................................      146,000       70,000       41,000
                                                               ----------   ----------   ----------
                                                                  925,000      463,000      308,000
                                                               ----------   ----------   ----------
                                                               $1,854,000   $2,256,000   $1,311,000
                                                               ==========   ==========   ==========

    A reconciliation of the expected tax expense, assuming income before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows:


          YEAR ENDED DECEMBER 31,                                         1998           1997          1996
                                                                       -----------    -----------    -----------
             Expected tax expense at the federal statutory rate.....   $ 1,956,000    $ 2,273,000    $ 1,325,000
             State income taxes, net of federal taxes ..............       228,000        265,000        116,000
             Change in valuation allowance .........................      (270,000)      (292,000)      (171,000)
             Other, net ............................................       (60,000)        10,000         41,000
                                                                       -----------    -----------    -----------
                                                                       $ 1,854,000    $ 2,256,000    $ 1,311,000
                                                                       ===========    ===========    ===========

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows:

          DECEMBER 31,                                       1998           1997
                                                         -----------    -----------
          DEFERRED TAX ASSETS:
              Costs in excess of assets acquired-basis
                and amortization differences .........   $   959,000    $ 1,034,000
              Valuation allowance ....................       270,000        540,000
                                                         -----------    -----------
                                                             689,000        494,000
          DEFERRED TAX LIABILITIES--
              property and equipment->basis and
                depreciation differences .............    (2,035,000)      (915,000)
                                                         -----------    -----------

                                                         $(1,346,000)   $  (421,000)
                                                         ===========    ===========

8.  RETIREMENT PLAN

    The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10% of compensation. The Company's matching contributions totaled $183,000, $113,000 and $49,000 in 1998, 1997 and 1996, respectively.

9.   COMMITMENTS

     Leases
     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and certain types of equipment. These leases expire at various times over the next five years. Rent expense under these leases totaled $1,087,000, $489,000 and $275,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Future minimum commitments under operating lease arrangements as of December 31, 1998 are as follows:

               1999.....................................................  $  1,873,000
               2000.....................................................     1,658,000
               2001.....................................................     1,284,000
               2002.....................................................       714,000
               2003.....................................................       488,000
                                                                          ============
                 Total..................................................  $  6,017,000
                                                                          ============

10.  STOCK OPTIONS

     The Company has two fixed option plans. Under the terms of the amended and restated stock option plan (the "Option Plan"), the Company may grant to employees, consultants and advisors up to 1,400,000 shares of common stock. Under the Option Plan, the Company may grant both incentive stock options and non-statutory stock options, and the maximum term is ten years. Non-statutory options may be granted at no less than 85% of the fair value of the common stock at the date of grant. Stock options granted under the Option Plan vest over a three to five year period.

    Under terms of the amended 1995 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), the Company may grant to non-employee directors options to purchase up to 100,000 shares of common stock. Under the Directors Plan, options granted vest over a three-year period and have a maximum term of ten years.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair value under the plans. The compensation cost that has been charged against earnings for options granted at a price less than fair value was $19,000, $19,000 and $25,000 in 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


determined consistent with SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1998          1997          1996
                                                                   ----          ----          ----
                Net earnings                    As reported      $3,898,000    $4,429,000    $2,586,000
                                                Pro forma         3,642,000     4,234,000     2,489,000

                Diluted earnings per share      As reported        0.58          0.78          0.48
                                                Pro forma          0.54          0.74          0.46

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: no dividend yield; expected volatility of 66 percent for 1998, 60 percent for 1997 and 81 percent for 1996; risk-free interest rates of 5.0 percent in 1998 and 6.0 percent in 1997 and 1996; and expected lives of six years.

    The effect of applying SFAS No. 123, in the above pro forma disclosure, does not purport to be representative of the effect on net earnings for future years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                 1998                       1997                     1996
                                          -------------------        -------------------      -------------------
                                                    WEIGHTED-                  WEIGHTED-                WEIGHTED-
                                                    AVERAGE                    AVERAGE                  AVERAGE
                                                    EXERCISE                   EXERCISE                 EXERCISE
                 FIXED OPTIONS            SHARES      PRICE          SHARES      PRICE        SHARES      PRICE
                 -------------            ------      -----          ------      -----        ------      -----
         Outstanding at beginning
            of year...................    316,000      7.75          440,797     $1.51        488,463     $1.44
         Granted......................    194,950      9.00          215,500      8.73             --        --
         Exercised....................    (22,165)     5.81         (329,630)      .13        (41,666)      .02
         Forfeited....................    (27,368)     8.88          (10,667)     5.53         (6,000)     5.53
                                       ------------               ------------             ------------
         Outstanding at end of year...    461,417                    316,000      7.75        440,797      1.51
                                       ============               ============             ============

         Options exercisable at
            year-end..................    108,227                     63,667                  360,797

         Weighted average exercise
            price of options granted
            during the year...........     $9.00                      $5.38                    --

    The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           -----------------------------------------------------------------------------------------
               RANGE                       WEIGHTED AVERAGE
                 OF            NUMBER         REMAINING        WEIGHTED AVERAGE      NUMBER      WEIGHTED AVERAGE
          EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
          ---------------   -----------    ----------------    ----------------    -----------   ----------------
           $4.00 to 7.00         74,667          6.8                  $5.67             69,667          $5.75
           7.50 to 10.00        386,750          9.2                   8.81             38,560           8.62
                           ---------------                                        --------------
           4.00 to 10.00        461,417          8.8                   8.30            108,227           6.77
                           ===============                                        ==============

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


11.  STOCKHOLDERS' EQUITY

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

    WARRANTS
    In March 1998, the Company repurchased for $492,000, including acquisition costs, warrants exercisable for 70,000 shares of its Common Stock from an underwriter. The Company initially issued warrants to purchase 125,000 shares of its Common Stock with an exercise price of $8.40 per share as partial compensation for acting as the Company's underwriter in its initial public offering in October 1995. After this purchase, the underwriter retains warrants exercisable for 55,000 shares of the Company's Common Stock. The warrants expire on October 18, 1999.

12.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:
       SUPPLIERS
     Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial performance.

      CUSTOMERS
    During 1998, the Company had vending machines placed with one retail customer that accounted for 37% of the Company's revenue.

                        AMERICAN COIN MERCHANDISING, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13.  EARNINGS PER SHARE

     Basic and diluted earnings per share for 1998, 1997 and 1996 were computed as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         1998         1997          1996
                                                                      ----------   ----------    ----------
      Net earnings..................................................  $3,898,000   $4,429,000    $2,586,000
                                                                      ----------   ----------    ----------

      Common shares outstanding at beginning of year................   6,452,904    5,123,274     5,081,608

           Effect of shares issued during the year..................      14,088      441,993        10,474
                                                                      ----------   ----------    ----------

      Basic weighted average common shares..........................   6,466,992    5,565,267     5,092,082

      Incremental shares from assumed conversions:

           Stock options............................................     220,334       97,544       325,368
           Warrants.................................................      25,869       31,278            --
                                                                      ----------   ----------    ----------

      Diluted weighted average common shares                           6,713,195    5,694,089     5,417,450
                                                                      ==========   ==========    ==========

           Basic earnings per share.................................     $0.60        $0.80         $0.51

           Diluted earnings per share...............................      0.58         0.78          0.48


14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE
     DATA)

                                         DEC. 31   SEPT. 30   JUNE 30    MAR. 31   DEC. 31   SEPT. 30   JUNE 30    MAR. 31
                                           1998       1998       1998      1998       1997      1997       1997      1997
                                          -------    -------   -------    -------   -------    -------   -------    -------
Total revenue........................    $ 30,545   $ 27,443  $ 20,962   $ 18,761  $ 18,261   $ 14,676  $ 13,790   $ 12,357
Total cost of revenue................      22,067     19,190    14,627     13,294    12,780     10,342     9,800      8,551
                                          -------    -------   -------    -------   -------    -------   -------    -------
   Gross profit......................       8,478      8,253     6,335      5,467     5,481      4,334     3,990      3,806
General and administrative
    expenses.........................       6,393      5,632     3,862      3,526     3,066      2,523     2,429      2,296
                                          -------    -------   -------    -------   -------    -------   -------    -------
   Operating earnings................       2,085      2,621     2,473      1,941     2,415      1,811     1,561      1,510
Interest expense.....................       1,659      1,230       361        118       128        217       156        111
                                          -------    -------   -------    -------   -------    -------   -------    -------
   Earnings before income taxes......         426      1,391     2,112      1,823     2,287      1,594     1,405      1,399
Provision (benefit) for income taxes.          (8)       485       739        638       629        588       521        518
                                          -------    -------   -------    -------   -------    -------   -------    -------
   Net earnings......................    $    434   $    906  $  1,373   $  1,185  $  1,658   $  1,006  $    884   $    881
                                          =======    =======   =======    =======   =======    =======   =======    =======

 Basic earnings per share............      $0.07      $0.14     $0.21      $0.18     $0.27      $0.18     $0.16      $0.17
 Diluted earnings per share..........       0.07       0.14      0.21       0.18      0.26       0.18      0.16       0.16
 Basic weighted average common shares       6,472      6,470     6,469      6,457     6,158      5,450     5,394      5,251
                                          =======    =======   =======    =======   =======    =======   =======    =======
 Diluted weighted average common shares     6,580      6,636     6,678      6,649     6,388      5,633     5,452      5,425
                                          =======    =======   =======    =======   =======    =======   =======    =======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

 ...                                   AMERICAN COIN MERCHANDISING, INC.

                                      By     /s/  JEROME M. LAPIN
                                             --------------------------------
                                             Jerome M. Lapin
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome M. Lapin and W. John Cash, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

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


                       Signature                                      Title                         Date
                       ---------                                      -----                         ----
    /s/  JEROME M. LAPIN                             Chairman of the Board, President,         March 26, 1999
    --------------------------------------------     Chief Executive Officer (Principal
         Jerome M. Lapin                             Executive Officer)

    /s/  W. JOHN CASH*                               Senior Vice President, Chief Financial    March 26, 1999
    --------------------------------------------     Officer and Treasurer (Principal
         W. John Cash                                Financial and Accounting Officer)

    /s/  RANDALL J. FAGUNDO*                         Senior Vice President, Chief Operating    March 26, 1999
    --------------------------------------------     Officer, Secretary and Director
         Randall J. Fagundo

    /s/  ABBE M. STUTSMAN*                           Senior Vice President of Product          March 26, 1999
    --------------------------------------------     Development and Director
         Abbe M. Stutsman

    /s/  J. GREGORY THEISEN*                         Director                                  March 26, 1999
    --------------------------------------------
         J. Gregory Theisen

    /s/  RICHARD D. JONES*                           Director                                  March 26, 1999
    --------------------------------------------
         Richard D. Jones

    /s/  JIM D. BALDWIN*                             Director                                  March 26, 1999
    --------------------------------------------
         Jim D. Baldwin

    /s/  JOHN A. SULLIVAN*                           Director                                  March 26, 1999
    --------------------------------------------
         John A. Sullivan

    *  /s/ JEROME M. LAPIN                                                                     March 26, 1999
       -----------------------------------------
           Jerome M. Lapin
           Attorney-in-Fact

                                  EXHIBIT INDEX

        Exhibit No.                Description
        -----------                -----------

          11.1          -- Computation of Per Share Earnings.
          23.1          -- Consent of KPMG LLP.
          27            -- Financial Data Schedule.