Form 10-K/A
period 1998-12-31
AMERICAN COIN MERCHANDISING INC
filed 1999-04-29
CIK 949112

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of the registrant's voting common stock held as of March 31, 1999 by non-affiliates of the registrant was $17,537,000.

     As of March 31, 1999, issuer had 6,475,069 shares of its $0.01 par value common stock outstanding.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                            PRINCIPAL OCCUPATION/
                    NAME                       AGE                     POSITION HELD WITH THE COMPANY
                    ----                       ---                     -------------------------------
       John A. Sullivan (1) (2)................44    Director of Research and Investments, Relational Investors, LLC,
                                                         Chairman of the Board of Directors

       Jerome M. Lapin.........................69    President and Chief Executive Officer

       Randall J. Fagundo......................39    Senior Vice President and Chief Operating Officer, Secretary and
                                                         Director

       W. John Cash............................52    Senior Vice President, Chief Financial Officer and Treasurer

       Abbe M. Stutsman (1)....................46    Senior Vice President of Purchasing and Product Development and
                                                         Director

       Richard D. Jones(2).....................57    President, T.R. Baron & Associates, Inc.

       J. Gregory Theisen......................53    Vice President of Lorac, Inc.

       Jim D. Baldwin (1)......................66    Investor

-------------------------------

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

       John A. Sullivan has served as Chairman of the Board since April 1999 and a director since October 1995. Mr. Sullivan has been Director of Research and Investments since December 1998 and employed by Relational Investors, LLC, an investment management firm, since March 1998. Mr. Sullivan was employed by Batchelder & Partners, Inc., an investment advisory and consulting firm, from May 1996 to February 1998. Mr. Sullivan also served as a Senior Vice President of The Seidler Companies Incorporated ("Seidler"), the underwriter of the Company's initial public offering, from August 1993 to April 1996. Prior to being elected Senior Vice President at Seidler, Mr. Sullivan served as a Vice President from October 1990 to August 1993. Mr. Sullivan also serves as a director of the Farr Company.

       Jerome M. Lapin has served as President, Chief Executive Officer and a director since January 1994. Mr. Lapin served as chairman of the Board from July 1995 to January 1999. Prior to joining the Company, he was the Managing Director for World Hosts Pty. Ltd., a restaurant leasing consulting business, from July 1991 to January 1994. From June 1989 to June 1990, Mr. Lapin was the President of Sanwa Foods, Inc., a soup manufacturer and marketer ("Sanwa"), and from June 1990 to June 1991 he was a consultant for Sanwa. Mr. Lapin was a co-founder of the International House of Pancakes, Inc. in 1958.

       Randall J. Fagundo, a co-founder of the Company, has served as Senior Vice President and Chief Operating Officer since January 1999 and Secretary since May 1991 and as a director since August 1988. Mr. Fagundo served as Vice President of Operations from May 1991 to January 1999. Prior to joining the Company, he was one of the founders of Southwest Coin Company.

       W. John Cash has served as Senior Vice President since January 1999 and Chief Financial Officer since July 1995. Prior to joining the Company he was Vice President and Chief Financial Officer of Kasler Holding Company, a diversified construction company, from May 1991 to March 1995. From July 1984 to April 1991, Mr. Cash served as a partner of KPMG Peat Marwick LLP.

       Abbe M. Stutsman, a co-founder of the Company, has served as a Senior Vice President since January 1999 and as a director since December 1989. Ms. Stutsman served as a Vice President from January 1994 and as the Company's Secretary from August 1988 until May 1991, Treasurer from January 1994 until July 1995 and President from May 1991 until January 1994. Prior to joining the Company, she was the Business Manager of Colorado Coin from April 1988 to August 1988.

       Richard D. Jones, a co-founder of the Company, has served as a director since August 1988 and served as Chairman of the Board from August 1988 to July 1995 and as President of the Company from August 1988 to April 1991. Mr. Jones has served as President of T.R. Baron & Associates, Inc., a marketing and consulting business, since May 1975. Mr. Jones was a co-founder of Colorado Coin in 1987.

       J. Gregory Theisen, a co-founder of the Company, has served as a director since August 1988. Mr. Theisen has served as a Vice President of Lorac, Inc., an investment consulting company, since December 1989. Mr. Theisen served as Vice President of the Company from August 1988 to December 1993. Prior to joining the Company, Mr. Theisen was a co-founder of Colorado Coin and served as its Operations Manager from January 1987 to October 1988.

       Jim D. Baldwin has served as a director since October 1995. Mr. Baldwin served as President and Chief Executive Officer of King Soopers, a supermarket/combination store retailer, from 1979 until his retirement in February 1990. Mr. Baldwin served as a consultant with Knight, Roth and Associates, a consulting firm, from February 1990 to July 1994. Mr. Baldwin also serves as a director of Grease Monkey Holding Corp.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(a)

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for J. Gregory Theisen who failed to file a timely Form 4 related to the purchase of 20,000 shares of common stock.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Each non-employee director of the Company, other than Messrs. Jones and Theisen, receives $2,500 for each regular or special meeting of the Board of Directors or committee meeting that is held on a date other than the date of a board meeting. All Directors also receive reimbursement for their reasonable out-of-pocket expenses related to such attendance. In the fiscal year ended December 31, 1998, the total compensation paid to non-employee directors was $15,000.

      Each non-employee director of the Company, other than Messrs. Jones and Theisen, are eligible to receive stock option grants under the 1995 Non-Employee Director Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

      During 1998, the Company did not grant options to non-employee directors of the Company. As of March 31, 1999, no options had been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

      The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its three other most highly compensated executive officers for the year ended December 31, 1998 (the "Named Executive Officers"):


                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                              ANNUAL                   AWARDS
                                                           COMPENSATION            --------------
                                                   ------------------------------    SECURITIES
                                                      SALARY          BONUS          UNDERLYING          ALL OTHER
      NAME OF PRINCIPAL POSITION           YEAR       ($) (1)        ($) (2)          OPTIONS         COMPENSATION(3)
      --------------------------           ----       -------        -------          -------         ---------------
Jerome M. Lapin............................1998     $ 196,250         26,211             --              $ 12,395
  President and Chief Executive            1997       178,750           --               --                10,351
  Officer                                  1996       155,833           --               --                 6,757
Randall J. Fagundo.........................1998       134,002         16,664             --                14,411
  Senior Vice President, Chief             1997       125,547           --               --                10,779
  Operating Officer and Secretary          1996       111,837           --               --                 9,550
W. John Cash...............................1998       134,002         16,664             --                12,791
  Senior Vice President, Chief Financial   1997       125,547           --             100,000             10,025
  Officer and Treasurer                    1996       112,320           --               --                 9,128
Abbe M. Stutsman...........................1998       134,002         16,664             --                12,584
  Senior Vice President of Purchasing      1997       125,837           --               --                10,385
  and Product Development                  1996       111,837           --               --                 9,824

--------------------

(1) Includes amounts deferred pursuant to Section 401(k) and 125 of the Internal Revenue Code of 1986, as amended.

(2)    Represents bonuses earned in 1997 but not determinable until 1998.

(3) Includes value of Company provided automobile, health insurance premiums paid by the Company and funds contributed by the Company as matching contributions to the Named Executive Officers' 401(k) Plan account.

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

      During the fiscal year ended December 31, 1998 there were no options granted to the Named Executive Officers.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

      The following table shows for the fiscal year ended December 31, 1998 certain information regarding options exercised and held at year-end by the Named Executive Officers:


                                                                                           NUMBER OF
                                                                                          SECURITIES            VALUE OF
                                                                                          UNDERLYING          UNEXERCISED
                                                                                          UNEXERCISED         IN-THE-MONEY
                                                                                            OPTIONS            OPTIONS AT
                                                       SHARES                              AT 12/31/98           12/31/98
                                                      ACQUIRED            VALUE           EXERCISABLE/         EXERCISABLE/
                     NAME                           ON EXERCISE(#)    REALIZED($)(1)     UNEXERCISABLE(#)   UNEXERCISABLE($)(2)
                                                    --------------    --------------     ----------------   -------------------
   Jerome M. Lapin.................................      --                --                -- /--               -- /--
   W. John Cash....................................      --                --            35,000/85,000        $ 20,625/6,875
   Randall J. Fagundo..............................      --                --                -- /--               -- /--
   Abbe M. Stutsman................................      --                --                -- /--               -- /--

------------------------

(1) Based on the fair market value of the Common Stock as of the date of exercise, minus the exercise price, multiplied by the number of shares acquired.

(2) Based on the fair market value of the Common Stock as of December 31, 1998 of $5.875 per share, minus the exercise price of "in-the-money" unexercised options, multiplied by the number of shares represented by such options.

EMPLOYMENT AGREEMENTS

      The Company entered into employment agreements with Jerome M. Lapin, W. John Cash and Abbe Stutsman (each an "Executive") as of June 1, 1996 (the "Employment Agreements"). Mr. Lapin's Employment Agreement was terminated and replaced with a management transition agreement as further described below. See "-- Management Transition Agreement." The Employment Agreement with Mr. Lapin, as updated by the Compensation Committee, provided that he would receive an annual salary of $185,000 as of April 1, 1997, increasing to $200,000 on April 1, 1998 and to $215,000 on April 1, 1999. The Employment Agreements with Mr. Cash and Ms. Stutsman, as updated by the Compensation Committee, provided that they would each receive an annual salary of $129,470. Additionally, each Executive was eligible to receive a bonus or salary increase as determined by the Compensation Committee. Mr. Lapin also was entitled to a minimum bonus of $60,000 and $45,000 during the years beginning April 1, 1998 and April 1, 1999, respectively. The Employment Agreements also provided that each Executive would be entitled to (i) participate in any employee benefits plans the Company makes available to its other employees, (ii) four weeks vacation, and (iii) use of an automobile provided by the Company. The Employment Agreements with Mr. Cash and Ms. Stutsman expired on December 31, 1998. Each Employment Agreement also provided that the Company could terminate the Executive's employment at any time for cause and with 60 days' written notice without cause. If the Executive was terminated without cause, the Company would have been obligated to pay the Executive's salary for 12 months after the termination date. The Employment Agreements provided that after a change of control of the Company, if the Executive was terminated without cause, required to move outside the Boulder, Colorado area or experiences a material reduction in his or her responsibilities then the Executive would have been entitled to receive the salary set forth in the respective Employment Agreement for the remaining term of the Agreement. The Employment Agreements also contained confidentiality and noncompete provisions which prohibited the Executives from soliciting employees of the Company, engaging in business similar to the Company's or disclosing confidential information for a period of three years after the termination of the Executive's employment with the Company.

MANAGEMENT TRANSITION AGREEMENT, VOTING AGREEMENT AND STOCK RESTRICTION
AGREEMENT

      The Company entered into a management transition agreement with Jerome M. Lapin (the "Management Transition Agreement"), which took effect upon Mr. Lapin's resignation as Chairman of the Board of Directors of the Company in January 1999. Under the Management Transition Agreement, Mr. Lapin has agreed to continue to serve as Chief Executive Officer and Director through the Company's 1999 annual meeting of stockholders to be held on June 25, 1999 (the "Separation Date") and as a Director of the Company through the Company's 2000 annual meeting of stockholders. The Management Transition Agreement provides that Mr. Lapin continue to receive the salary set forth in his Employment Agreement of $200,000 per year until March 31, 1999, and of $215,000 per year beginning April 1, 1999 until the Separation Date. Mr. Lapin also is entitled to receive his guaranteed bonus of $60,000 per year through March 31, 1999, but he will not be entitled to any guaranteed bonus after such date. Additionally, Mr. Lapin will not be entitled to any additional compensation for serving as a Director of the Company through December 31, 2000. After December 31, 2000, Mr. Lapin will be entitled to receive the same compensation paid to continuing outside Directors as set forth above in "Compensation of Directors." The Management Transition Agreement also provides that through the Separation Date, Mr. Lapin will be paid for all accrued and unused vacation earned, the Company will continue to pay for Mr. Lapin's health insurance coverage provided through the Company's group health insurance plan, and Mr. Lapin will continue to participate in the Company's 401(k) plan.

      The Management Transition Agreement also provides for Mr. Lapin to serve as a consultant to the Company through December 31, 2000 (the "Consulting Period") for which he will be paid a salary equal to $215,000 per year from the Separation Date through the remainder of the Consulting Period. During the Consulting Period and through the end of the lease term, the Company has agreed to continue to make all lease and insurance payments on Mr. Lapin's automobile and to purchase such automobile and transfer title to Mr. Lapin as additional compensation at the end of the lease term. During the Consulting Period, Mr. Lapin has agreed to render services to the Company equal to approximately 40 hours per month.

      The Management Transition Agreement may be terminated by the Company for cause at any time at which time the Company's obligations under the agreement will cease and Mr. Lapin will not be entitled to any further compensation or benefits. The Management Transition Agreement contains confidentiality and noncompete provisions which prohibit Mr. Lapin from directly or indirectly (i) soliciting or accepting any business in the amusement vending machine business or industry, (ii) requesting any customer of the Company to not continue business with the Company, (iii) disclosing the names of any customers of the Company, (iv) establishing or providing any assistance to any enterprise competitive with any business that is conducted at any time prior to or during the Consulting Period by the Company in the Industry and the Territory, or (v) soliciting any employee, consultant, or independent contractor of the Company for a period of three years after the end of the Consulting Period.

      The Company also has entered into a Voting Agreement with Mr. Lapin whereby Mr. Lapin has agreed that at any annual or special meeting of the stockholders of the Company, the shares of Common Stock held by Mr. Lapin will be voted by Randall J. Fagundo, Chief Operating Officer of the Company, as Trustee, as directed by a majority of the Directors of the Company (other than Mr. Lapin). Additionally, the Company entered into a Stock Restriction Agreement with Mr. Lapin whereby Mr. Lapin has agreed that, until the termination date of the Management Transition Agreement, he will not sell or otherwise transfer any shares of common stock of the Company held by him without the prior consent of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1999 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the officers named in the executive compensation table, and (iv) all directors and executive officers of the Company as a group.

                                                                                          NUMBER OF
                                                                                           SHARES            PERCENT
                                                                                        BENEFICIALLY       BENEFICIALLY
                               NAME OF BENEFICIAL OWNER                                   OWNED (1)         OWNED (1)
                                                                                       ----------------   ---------------
Merrill Lynch Asset Management Group (2)............................................        930,600           14.37%
   800 Scudders Mill Road
   Plainsboro, NJ 08536
SAFECO Asset Management Company (3).................................................        556,300            8.59
   601 Union Street
   Seattle, WA 98101
Richard D. and Melinda K. Jones (4).................................................        523,623            8.09
   5660 Central Avenue
   Boulder, CO 80301
J. Gregory Theisen (5)..............................................................        493,623            7.62
   5660 Central Avenue
   Boulder, CO 80301
Jerome M. Lapin (6).................................................................        465,932            7.20
   5660 Central Avenue
   Boulder, CO 80301
Frontier Capital Management Co. Inc. (7)............................................        400,170            6.18
   99 Summer Street
   Boston, MA 02110
Abbe M. Stutsman (8)................................................................        311,354            4.81
Randall J. Fagundo..................................................................        304,091            4.70
W. John Cash (9)....................................................................         55,000             *
Jim D. Baldwin (10).................................................................         22,800             *
John A. Sullivan (11)...............................................................         28,000             *
All directors and executive officers as a group (8 persons) (4)-(6) and (8)-(11)....      2,204,423           33.56%

----------------------
*    Less than one percent.

(1) Percentage of beneficial ownership is based on 6,475,069 shares of Common Stock outstanding as of March 31, 1999. Beneficial ownership is determined in accordance with the rules of Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 1999, are deemed outstanding for computing the percentage of the person or entity holding such securities, but not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Merrill Lynch & Co., Inc. ("ML&Co."), Hotchkiss and Wiley SmallCap Fund, Inc. and Merrill Lynch Asset Management Group ("AMG") have together filed a Schedule 13G pursuant to which they report sole or shared voting and dispositive power over 930,600 shares owned. ML&Co. is a parent holding company. AMG is an operating division of ML&Co. consisting of ML&Co.'s indirectly owned asset management subsidiaries, including Merrill Lynch Asset Management, L.P., doing business as Merrill Lynch Asset Management ("MLAM") which is comprised of the Merrill Lynch Capital Management Group and the divisions of Hotchkiss and Wiley. MLAM is an investment adviser registered under
       Section 203 of the Investment Advisers Act of 1940, which acts as investment adviser to various investment companies registered under
       Section 8 of the Investment Company Act of 1940. The investment advisers that comprise AMG exercise voting and investment power over portfolio securities independently from other direct and indirect subsidiaries of ML&Co. and may therefore be deemed the beneficial owner of such securities.

(3) SAFECO Asset Management Company is a subsidiary of SAFECO Corporation and holds 556,300 shares on behalf of its clients, including SAFECO Common Stock Trust, which holds 391,000 shares. SAFECO Asset Management Company disclaims beneficial ownership of all shares held by SAFECO Common Stock Trust.

(4) Includes (i) 15,000 shares held by the Jones Family Charitable Trust Number 1, (ii) 294,080 shares held by Mrs. Jones Revocable Living Trust,
       (iii) 168,079 shares held by Richard D. Jones Revocable Living Trust, and
       (iv) 46,464 shares held by T.R. Baron and Associates, Inc. Defined Benefit Pension Plan, of which Mr. Jones is the Trustee.

(5) Includes 12,464 shares held by Colorado Coin Company Defined Benefit Keogh Plan of which Mr. Theisen is the Trustee.

(6) Includes 460,932 shares of Common Stock held jointly with Mr. Lapin's spouse.

(7) Frontier Capital Management Co. Inc. is a registered investment adviser under the Investment Advisors Act of 1940 and may be deemed to be the beneficial owner of the securities by virtue of its acting as investment advisor to one or more institutions and individuals.

(8) Includes 50,519 shares of Common Stock held jointly with Ms. Stutsman's spouse.

(9) Consists of options to purchase Common Stock exercisable within 60 days of March 31, 1999 by Mr. Cash.

(10) Includes 540 shares of Common Stock held jointly with Mr. Baldwin's spouse and options to purchase 10,500 shares of Common Stock granted under the Directors' Plan which are exercisable within 60 days of March 31, 1999.

(11) Includes options to purchase 10,500 shares of Common Stock granted under the Directors' Plan which are exercisable within 60 days of March 31, 1999 and a warrant held by Mr. Sullivan exercisable to purchase 17,500 shares of Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

INTEREST EXPENSE AND PRINCIPAL PAYMENTS RELATED TO NOTES PAYABLE TO CONTROL
GROUP

      On August 31, 1995, the Company acquired substantially all of the inventory, property and equipment and assumed certain facilities leases and contracts of Performance Merchandising, Inc., Inland Merchandising, Inc., Chicago Toy Company, Georgia Toy Company, Lehigh Valley Toy Company, and Southwest Coin Company (the "Entities") for an aggregate purchase price of $3,351,417. The Entities were owned in varying percentages by J. Gregory Theisen, Abbe M. Stutsman, Richard D. Jones and Randall J. Fagundo and their respective spouses (the "Founders").

      The purchase price for the Entities was paid with cash in the amount of $2,002,795 and three year promissory notes with an aggregate principal amount of $1,348,622 with an interest rate on the principal amount of 8% per annum (the "Notes"). During the fiscal year ended December 31, 1998, the Company made the following interest and principal payments on the Notes held by the Founders:

                                                                                               PRINCIPAL     INTEREST
       Richard D. Jones....................................................................  $   119,314     $  7,159
       J. Gregory Theisen..................................................................      101,058        6,063
       Randall J. Fagundo..................................................................      141,931        8,516
       Abbe M. Stutsman....................................................................      312,007       18,720

OTHER

      On May 1, 1998, the Company acquired the operating assets of American Coin Company of Minneapolis, for approximately $334,000. James Kevin Theisen, brother of J Gregory Theisen, owned 100% of American Coin Company of Minneapolis.

      The Company purchases certain kiddie rides from Theisen Vending, Inc., which is wholly owned by Thomas N. Theisen, the brother of J. Gregory Theisen, one of the Company's Directors. The Company purchased approximately $549,000 of kiddie rides from Theisen Vending, Inc. in the fiscal year ended December 31, 1998.

      Management believes the terms of the foregoing transactions were fair to the Company. All future transactions with affiliates will be subject to the approval of the Company's disinterested directors and will be on terms believed by such directors to be no less favorable to the Company than those available from unaffiliated third parties.

                                     PART 1V

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

         2.13+    -- Asset Purchase Agreement among the Registrant, certain
                     persons and Sugarloaf Ltd. and Sugarloaf Marketing, Inc., dated August 31, 1995.

         3.1+     -- Certificate of Incorporation of the Registrant.

         3.2+     -- Bylaws of the Registrant.

         4.1+     -- Reference is made to Exhibits 3.1 and 3.2.

         4.2+     -- Specimen Stock Certificate.

         4.3+++   -- Certificate of Trust of American Coin Merchandising Trust
                     I.

         4.4+++   -- Trust Agreement of American Coin Merchandising Trust I.

         4.5+++   -- Amended and Restated Trust Agreement of American Coin
                     Merchandising Trust I.

         4.6+++   -- Form of Junior Subordinated Indenture between the
                     Registrant and Wilmington Trust Company, as Trustee.

         4.7+++   -- Form of Guarantee Agreement with respect to Trust Preferred
                     Securities of American Coin Merchandising Trust I.

         4.8+++   -- Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

         4.9+++   -- Form of Certificate Evidencing Trust Preferred Securities.

         4.10+++  -- Form of Certificate Evidencing Trust Common Securities.


         4.11+++  -- Form of Ascending Rate Junior Subordinated Deferrable
                     Interest Debenture.

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

         10.26++X -- Employment Agreement dated as of June 1, 1996, between the
                     Registrant and Jerome M. Lapin.

         10.29++* -- Other Income Vendor Agreement, dated as of July 31, 1996, between the Registrant and Wal-Mart Stores, Inc.

         10.33++  -- Commercial Lease Agreement, between the Registrant and
                     Technical Building Company, dated as of January 28, 1997.

         10.35#   -- Commercial Lease Amendment Agreement, between the
                     Registrant and Technical Building Company, dated as of November 20, 1997.

         10.36+++ -- Reducing Revolving Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 10, 1998.

         10.37+++ -- Amendment No. 1 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated June 30, 1998.

         10.38##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and Suncoast Toys, Inc.

         10.39##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and Oregon Coin Company.

         10.40##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and NW Toys Co.

         10.41o   -- Amendment No. 2 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated September 23, 1998.

         10.42    -- Amendment No. 3 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated February 26, 1999.

         10.43    -- Management Transition Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999

         10.44    -- Voting Agreement between the Registrant and Jerome M.
                     Lapin, dated April 7, 1999

         10.45    -- Stock Restriction Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999

         11.1xx   -- Computation of Per Share Earnings.

         23.1xx   -- Consent of KPMG LLP.

         27xx     -- Financial Data Schedule.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

* An order seeking confidential treatment for certain a portion of the exhibit has been granted.

+++ Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, dated June 2, 1998.

o Incorporated by reference to the Company's Current Report on Form 8-K, dated October 2, 1998.

X Indicates management contract or compensatory plan, contract or arrangement.

xx Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          AMERICAN COIN MERCHANDISING, INC.

                                          By     /s/  JEROME M. LAPIN
                                             ---------------------------------
                                             Jerome M. Lapin
                                             President and Chief Executive
                                             Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                      TITLE                         DATE
                       ---------                                      -----                         ----
    /s/  JOHN A. SULLIVAN*                           Chairman of the Board                     April 29, 1999
    --------------------------------------------
         John A. Sullivan


    /s/  JEROME M. LAPIN                             President, Chief Executive Officer        April 29, 1999
    --------------------------------------------     (Principal Executive Officer)
         Jerome M. Lapin


    /s/  W. JOHN CASH*                               Senior Vice President, Chief Financial    April 29, 1999
    --------------------------------------------     Officer and Treasurer (Principal
         W. John Cash                                Financial and Accounting Officer)



    /s/  RANDALL J. FAGUNDO*                         Senior Vice President, Chief Operating    April 29, 1999
    --------------------------------------------     Officer, Secretary and Director
         Randall J. Fagundo


    /s/  ABBE M. STUTSMAN*                           Senior Vice President of Product          April 29, 1999
    --------------------------------------------     Development and Director
         Abbe M. Stutsman


    /s/  J. GREGORY THEISEN*                         Director                                  April 29, 1999
    --------------------------------------------
         J. Gregory Theisen


    /s/  RICHARD D. JONES*                           Director                                  April 29, 1999
    --------------------------------------------
         Richard D. Jones


    /s/  JIM D. BALDWIN*                             Director                                  April 29, 1999
    --------------------------------------------
         Jim D. Baldwin


    *  /s/ JEROME M. LAPIN                                                                     April 29, 1999
       -----------------------------------------
           Jerome M. Lapin
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

         2.13+    -- Asset Purchase Agreement among the Registrant, certain
                     persons and Sugarloaf Ltd. and Sugarloaf Marketing, Inc., dated August 31, 1995.

         3.1+     -- Certificate of Incorporation of the Registrant.

         3.2+     -- Bylaws of the Registrant.

         4.1+     -- Reference is made to Exhibits 3.1 and 3.2.

         4.2+     -- Specimen Stock Certificate.

         4.3+++   -- Certificate of Trust of American Coin Merchandising Trust
                     I.

         4.4+++   -- Trust Agreement of American Coin Merchandising Trust I.

         4.5+++   -- Amended and Restated Trust Agreement of American Coin
                     Merchandising Trust I.

         4.6+++   -- Form of Junior Subordinated Indenture between the
                     Registrant and Wilmington Trust Company, as Trustee.

         4.7+++   -- Form of Guarantee Agreement with respect to Trust Preferred
                     Securities of American Coin Merchandising Trust I.

         4.8+++   -- Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

         4.9+++   -- Form of Certificate Evidencing Trust Preferred Securities.

         4.10+++  -- Form of Certificate Evidencing Trust Common Securities.


         4.11+++  -- Form of Ascending Rate Junior Subordinated Deferrable
                     Interest Debenture.

         10.1+    -- Form of Indemnity Agreement to be entered into between the
                     Registrant and its directors and executive officers.

         10.2+X   -- Amended and Restated Stock Option Plan of the Registrant
                     (the "Option Plan").

         10.3+    -- Form of Incentive Stock Option under the Option Plan.

                                 EXHIBIT INDEX


      Exhibit No.                 Description
      -----------                 -----------

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

         10.26++X -- Employment Agreement dated as of June 1, 1996, between the
                     Registrant and Jerome M. Lapin.

         10.29++* -- Other Income Vendor Agreement, dated as of July 31, 1996, between the Registrant and Wal-Mart Stores, Inc.

         10.33++  -- Commercial Lease Agreement, between the Registrant and
                     Technical Building Company, dated as of January 28, 1997.

         10.35#   -- Commercial Lease Amendment Agreement, between the
                     Registrant and Technical Building Company, dated as of November 20, 1997.

         10.36+++ -- Reducing Revolving Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 10, 1998.

         10.37+++ -- Amendment No. 1 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated June 30, 1998.

         10.38##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and Suncoast Toys, Inc.

         10.39##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and Oregon Coin Company.

         10.40##  -- Asset Purchase and Sale Agreement, effective May 29, 1998, between Registrant and NW Toys Co.

         10.41o   -- Amendment No. 2 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated September 23, 1998.

                                 EXHIBIT INDEX


      Exhibit No.                 Description
      -----------                 -----------

         10.42    -- Amendment No. 3 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated February 26, 1999.

         10.43    -- Management Transition Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999

         10.44    -- Voting Agreement between the Registrant and Jerome M.
                     Lapin, dated April 7, 1999

         10.45    -- Stock Restriction Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999

         11.1xx   -- Computation of Per Share Earnings.

         23.1xx   -- Consent of KPMG LLP.

         27xx     -- Financial Data Schedule.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

* An order seeking confidential treatment for certain a portion of the exhibit has been granted.

+++ Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

## Incorporated by reference to the Company's Current Report on Form 8-K, dated June 2, 1998.

o Incorporated by reference to the Company's Current Report on Form 8-K, dated October 2, 1998.

X Indicates management contract or compensatory plan, contract or arrangement.

xx Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998