Form 10-Q
period 1999-03-31
AMERICAN COIN MERCHANDISING INC
filed 1999-05-14
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


Commission file number: 0-26580

                        AMERICAN COIN MERCHANDISING, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      84-1093721
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                  5660 CENTRAL AVENUE, BOULDER, COLORADO 80301
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 444-2559
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X]  No[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
           CLASS                                          MAY 1, 1999
           -----                                          -----------
Common Stock, $0.01 par value                          6,475,069 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1    FINANCIAL INFORMATION.                                                              PAGE
          Item 1.   Financial Statements

                         Consolidated Condensed Balance Sheets
                           March 31, 1999 and December 31, 1998...............................  3

                         Consolidated Condensed Statements of Earnings for the
                           Three Months Ended March 31, 1999 and 1998.........................  4

                         Consolidated Condensed Statement of Stockholders' Equity for the
                           Three Months Ended March 31, 1999..................................  5

                         Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended March 31, 1999 and 1998.........................  6

                         Notes to Consolidated Condensed Financial Statements.................  7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations................................................  8

PART II   OTHER INFORMATION.

          Item 6.   Exhibits and Reports on Form 8-K.......................................... 12

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   MARCH 31,      DECEMBER 31,
                                                                                                     1999             1998
                                                                                                -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................................   $   2,829,000    $   2,247,000
   Trade accounts and other receivables .....................................................       1,837,000        1,814,000
   Inventories ..............................................................................      11,371,000       12,579,000
   Prepaid expenses and other assets ........................................................       2,187,000        1,581,000
                                                                                                -------------    -------------
       Total current assets .................................................................      18,224,000       18,221,000
                                                                                                -------------    -------------

Property and equipment, at cost:
   Vending machines .........................................................................      47,308,000       46,704,000
   Vehicles .................................................................................       7,031,000        7,082,000
   Office equipment, furniture and fixtures .................................................       3,272,000        3,074,000
                                                                                                -------------    -------------
                                                                                                   57,611,000       56,860,000
   Less accumulated depreciation ............................................................     (15,151,000)     (13,381,000)
                                                                                                -------------    -------------
       Property and equipment, net ..........................................................      42,460,000       43,479,000
                                                                                                -------------    -------------

Placement fees, net of accumulated amortization of $601,000 in 1999 and $480,000 in 1998 ....         780,000          732,000
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $2,452,000 in 1999 and $1,817,000 in 1998 ................................      47,698,000       48,333,000
Other assets, net of accumulated amortization of $299,000 in 1999 and $199,000 in 1998 ......         992,000        1,017,000
                                                                                                -------------    -------------

       Total assets .........................................................................   $ 110,154,000    $ 111,782,000
                                                                                                =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ........................................................   $   1,872,000    $   2,155,000
   Accounts payable .........................................................................       3,063,000        3,441,000
   Accrued commissions ......................................................................       1,505,000        1,630,000
   Other accrued expenses ...................................................................       1,891,000        1,760,000
                                                                                                -------------    -------------
       Total current liabilities ............................................................       8,331,000        8,986,000

Long-term debt, net of current portion ......................................................      49,447,000       50,310,000
Other liabilities ...........................................................................       1,705,000        2,000,000
Deferred income taxes .......................................................................       1,346,000        1,346,000
                                                                                                -------------    -------------
       Total liabilities ....................................................................      60,829,000       62,642,000
                                                                                                -------------    -------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ............................................      15,504,000       15,492,000

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500,000 shares; none issued) .................              --               --
   Common stock, $.01 par value (Authorized 20,000,000 shares; issued and
     outstanding 6,475,069 shares) ..........................................................          65,000           65,000
   Additional paid-in-capital ...............................................................      21,989,000       21,989,000
   Retained earnings ........................................................................      11,767,000       11,594,000
                                                                                                -------------    -------------
       Total stockholders' equity ...........................................................      33,821,000       33,648,000
                                                                                                -------------    -------------

       Total liabilities and stockholders' equity ...........................................   $ 110,154,000    $ 111,782,000
                                                                                                =============    =============


     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1999          1998
                                                                  -----------   -----------
Revenue:
   Vending ....................................................   $27,766,000   $17,615,000
   Franchise and other ........................................     1,381,000     1,146,000
                                                                  -----------   -----------
       Total revenue ..........................................    29,147,000    18,761,000
                                                                  -----------   -----------

Cost of revenue:
   Vending, excluding related depreciation and amortization ...    18,215,000    11,580,000
   Depreciation and amortization ..............................     1,943,000     1,089,000
                                                                  -----------   -----------
       Total cost of vending ..................................    20,158,000    12,669,000
   Franchise and other ........................................       966,000       688,000
                                                                  -----------   -----------
       Total cost of revenue ..................................    21,124,000    13,357,000
                                                                  -----------   -----------

       Gross profit ...........................................     8,023,000     5,404,000

General and administrative expenses ...........................     5,311,000     3,275,000
Depreciation and amortization .................................       779,000       188,000
                                                                  -----------   -----------

       Operating earnings .....................................     1,933,000     1,941,000

Interest expense, related parties .............................            --        11,000
Interest expense, other .......................................     1,674,000       107,000
                                                                  -----------   -----------

       Earnings before income taxes ...........................       259,000     1,823,000

Provision for income taxes ....................................        86,000       638,000
                                                                  -----------   -----------

       Net earnings ...........................................   $   173,000   $ 1,185,000
                                                                  ===========   ===========

       Basic earnings per share of common stock ...............   $      0.03   $      0.18
       Diluted earnings per share of common stock .............   $      0.03   $      0.18
       Basic weighted average common shares ...................     6,475,000     6,457,000
       Diluted weighted average common shares .................     6,478,000     6,649,000

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                             TOTAL
                                          ADDITIONAL                         STOCK-
                             COMMON        PAID-IN         RETAINED         HOLDERS'
                             STOCK         CAPITAL         EARNINGS          EQUITY
                            -------      -----------      -----------      -----------
DECEMBER 31, 1998 ....      $65,000      $21,989,000      $11,594,000      $33,648,000

   Net earnings ......           --               --          173,000          173,000
                            -------      -----------      -----------      -----------

MARCH 31, 1999 .......      $65,000      $21,989,000      $11,767,000      $33,821,000
                            =======      ===========      ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               1999            1998
                                                                           -----------     -----------
Operating activities:
   Net earnings .......................................................    $   173,000     $ 1,185,000
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ..................................      2,844,000       1,282,000
       Compensation expense related to stock options ..................             --           5,000
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .......................        (23,000)        336,000
           Inventories ................................................      1,208,000        (557,000)
           Prepaid expenses and other assets ..........................       (681,000)       (307,000)
           Income taxes payable .......................................             --         148,000
           Accounts payable, accrued expenses and other liabilities ...       (667,000)        913,000
                                                                           -----------     -----------
         Net cash provided by operating activities ....................      2,854,000       3,005,000
                                                                           -----------     -----------

Investing activities:
   Acquisitions of property and equipment, net ........................       (937,000)     (3,747,000)
   Acquisition of franchisee and others ...............................             --      (2,600,000)
   Placement fees .....................................................       (189,000)        (33,000)
                                                                           -----------     -----------
         Net cash used in investing activities ........................     (1,126,000)     (6,380,000)
                                                                           -----------     -----------

Financing activities:
   Net borrowings (payments) on credit facility .......................       (860,000)      4,714,000
   Principal payments on long-term debt ...............................       (286,000)       (272,000)
   Principal payments on notes payable to Control Group ...............             --        (337,000)
   Acquisition of warrants ............................................             --        (492,000)
   Exercise of employee stock options .................................             --          84,000
                                                                           -----------     -----------
         Net cash provided by (used in) financing activities ..........     (1,146,000)      3,697,000
                                                                           -----------     -----------

         Net increase in cash and cash equivalents ....................        582,000         322,000
Cash and cash equivalents at beginning of period ......................      2,247,000       1,929,000
                                                                           -----------     -----------

Cash and cash equivalents at end of period ............................    $ 2,829,000     $ 2,251,000
                                                                           ===========     ===========

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At March 31, 1999, the Company had 41 field offices with operations in 41 states and there were 14 Company franchisees operating in 16 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 1999 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 1999 and December 31, 1998, and the results of its operations for each of the three month periods ended March 31, 1999 and 1998, and the cash flows for each of the three month periods then ended.

     The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1999          1998
                                                              ----------    ----------
Cash paid during the period:
  Interest paid ..........................................    $1,659,000    $  119,000
  Income taxes paid ......................................        47,000       490,000
Significant noncash investing and financing activity--
  note payable issued for acquisition of franchisee ......            --     1,200,000

3.   EARNINGS PER SHARE

     Basic earnings and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and dilutive earnings per share were 6,475,069 and 6,477,851, respectively, for the three months ended March 31, 1999 and 6,457,226 and 6,649,240, respectively for the three months ended March 31, 1998.

4.   INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company's Form 10-K for the year ended December 31, 1998.

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

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisee customers. Product sold to franchisees and non-franchisees consists of goods to vend in the Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will increase in the future as a result of the sale of product to non-franchisee customers.

REVENUE

     Total revenue for the first three months of 1999 increased 55.4% to $29.1 million from $18.8 million for the same period in 1998.

     Vending revenue increased $10.2 million or 57.6% for the first three months of 1999 to $27.8 million from $17.6 million for the comparable period in 1998, primarily as a result of a 62.9% increase in the average number of Shoppes in place during the first three months of 1999 compared to the average number in place during the same period in 1998.

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

     The Company has recently completed a number of acquisitions (15 acquisitions since June 1, 1996, including ten acquisitions since October 1,
1997). For example, the Company's results were effected by the interest expense and amortization of goodwill related to the acquisitions completed in the second half of 1998. The Company's results were also affected by the costs associated with the integration of operational and administrative functions. There can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

     Franchise and other revenue increased $235,000 or 20.5% to $1.4 million for the first three months of 1999 as compared to the same period in 1998 due to an increase in product sales to non-franchisees offset by lower product and machine sales and franchise royalties from franchisees due to the acquisition of franchisees by the Company.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first three months of 1999 increased $7.5 million or 59.1% to $20.2 million from $12.7 million for the comparable period in 1998. The vending operations' contribution to gross profit for the first three months of 1998 increased to $7.6 million, which represents a 53.8% increase over gross profit from vending operations realized in the same period in 1998. The vending gross profit achieved during the first quarter of 1999 was 27.4% of vending revenue, which represents a .7 percentage point decrease from the gross profit percentage achieved during the first quarter of 1998. The decline in vending margin resulted primarily from higher depreciation and amortization.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first quarter of 1999 was 34.4% of vending revenue, which is .1 percentage point higher than the cash vending gross profit achieved during the first quarter of 1998. The cash vending gross profit for the current quarter is also .4 percentage points higher than the cash vending gross profit achieved during the fourth quarter of 1998. The Company attributes some of the shortfall in fourth quarter 1998 cash vending gross profit to lower per week average Shoppe revenue due to an effective product mix. The Company has taken steps to improve Shoppe performance by redeploying over 300 Shoppes during the first quarter of 1999 and addressing some of the problems associated with the effectiveness of the product mix. While the Company has taken these steps, there can be no assurance that such efforts will continue to have a positive impact on the performance of the Shoppes.

     Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's business, financial condition and results of operation.

     For the first quarter of 1999, gross profit on franchise and other revenue decreased to $415,000 or 30.1% of franchise and other revenue, as compared to $458,000 or 40.0% of franchise and other revenue for the first quarter of 1998. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from lower franchise royalties earned from franchisees due to the acquisition of franchisees by the Company.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization as a percentage of revenue increased to 20.9% for the first three months of 1999, as compared to 18.5% for the comparable period in 1998. The increase in general and administrative expenses results primarily from the additional operating and satellite offices opened, amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during the second half of 1998. The Company anticipates higher general and administrative expenses to continue through 1999.

OPERATING EARNINGS

     Operating earnings for the first three months of 1999 decreased .4% to $1.9 million, or 6.6% of total revenue, as compared to $1.9 million, or 10.3% of total revenue for the comparable period in 1998. The decrease in operating earnings as a percentage of revenue results primarily from the lower gross margin achieved from the vending operation, lower franchise royalties and the increase in general and administrative expenses.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first three months of 1999 increased $1.6 million to $1.7 million as compared to the same period in 1998. The increase in interest expense relates to the acquisitions made by the Company in the second half of 1998. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first three months of 1999 decreased 85.4% to $173,000, or .6% of total revenue, as compared to net earnings of $1.2 million for the comparable period in 1998. Diluted earnings per share for the first three months of 1999 decreased 83.3% to $0.03, as compared to $0.18 for the first three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facility and issuance of its equity securities. These sources of

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).


cash flows have been offset by cash used for acquisitions, investment in skill-crane machines, other amusement vending businesses and payment of long-term borrowings.

     Net cash provided by operating activities was $2.9 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility and the issuances of debt securities or sale of equity securities.

     Net cash used in investing activities was $1.1 million and $6.4 million for the three months ended March 31, 1999 and 1998, respectively. Capital expenditures for the three months ended March 31, 1999 and 1998 amounted to $937,000 and $3.7 million, respectively, of which $774,000 and $2.8 million was for the acquisition of skill-crane and other machines. The acquisition of a franchisee and an amusement vending business in 1998 used $2.6 million.

     Net cash used by financing activities was $1.1 million for the three months ended March 31, 1999 while cash provided by financing activities was $3.7 million for the three months ended March 31, 1998. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and in 1998 the repurchase of warrants.

     Under its current credit facility, the Company may borrow up to $55.0 million, less an interest reserve of $2.2 million, at the bank's prime interest rate (7.75% at March 31, 1999) or, at the Company's option, an interest rate based on the current LIBOR rate. The interest reserve will be reduced quarterly, as interest payments are made on the Company's Trust Preferred Securities. The credit facility is available through July 13, 2001 and at March 31, 1999 there was a principal amount of approximately $45.7 million outstanding and $6.3 million available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at March 31, 1999.

     The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds generated from operations, borrowings available under its credit facility, the Company's ability to negotiate additional and enhanced credit agreements and to sell additional equity securities will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).


     Management believes that it has an effective plan in place to adequately address the Year 2000 issue in a timely manner. Nevertheless, failure of third parties upon which the Company's business relies could result in disruption of the Company's supply of equipment and other general problems related to daily operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. Although, the Company believes its Year 2000 plan will adequately address the Company's internal issues, the overall risks associated with the Year 2000 issue cannot be fully identified until the Company receives more responses from significant suppliers. Accordingly, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time.

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


                                              AMERICAN COIN MERCHANDISING, INC.

    May 13, 1999                              By: /s/ W. John Cash
----------------------                           -------------------------------
        Date                                     W. John Cash
                                                 Vice President,
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                        Description                       Page
-----------                        -----------                       ----
  11.1        Statement re: Computation of Per Share Earnings         15

  27          Financial Data Schedule                                 16