Form 10-Q
period 1999-06-30
AMERICAN COIN MERCHANDISING INC
filed 1999-08-16
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                                 or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
                   CLASS                           AUGUST 1, 1999
                   -----                           --------------
       Common Stock, $0.01 par value              6,475,069 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1   FINANCIAL INFORMATION.                                                                         PAGE

         Item 1.   Financial Statements

                        Consolidated Condensed Balance Sheets
                          June 30, 1999 and December 31, 1998.........................................   3

                        Consolidated Condensed Statements of Operations for the Three Months and
                          Six Months Ended June 30, 1999 and 1998.....................................   4

                        Consolidated Condensed Statement of Stockholders' Equity for the
                          Six Months Ended June 30, 1999..............................................   5

                        Consolidated Condensed Statements of Cash Flows for the
                          Six Months Ended June 30, 1999 and 1998.....................................   6

                        Notes to Consolidated Condensed Financial Statements..........................   7

         Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.....................................................   8

PART II  OTHER INFORMATION.

         Item 4.   Submission of Matters to a Vote of Security Holders................................   12

         Item 6.   Exhibits and Reports on Form 8-K...................................................   12

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                               ASSETS
                                                                                           JUNE 30,     DECEMBER 31,
                                                                                            1999           1998
                                                                                          ---------     -----------
Current assets:
   Cash and cash equivalents ........................................................     $   1,246      $   2,247
   Trade accounts and other receivables .............................................         1,686          1,814
   Inventories ......................................................................        12,976         12,579
   Prepaid expenses and other assets ................................................         2,252          1,581
                                                                                          ---------      ---------
       Total current assets .........................................................        18,160         18,221
                                                                                          ---------      ---------

Property and equipment, at cost:
   Vending machines .................................................................        49,397         46,704
   Vehicles .........................................................................         6,957          7,082
   Office equipment, furniture and fixtures .........................................         3,537          3,074
                                                                                          ---------      ---------
                                                                                             59,891         56,860
   Less accumulated depreciation ....................................................       (16,956)       (13,381)
                                                                                          ---------      ---------
       Property and equipment, net ..................................................        42,935         43,479
                                                                                          ---------      ---------

Placement fees, net of accumulated amortization of $755 in 1999 and $480 in 1998 ....           798            732
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $3,086 in 1999 and $1,817 in 1998 ................................        47,222         48,333
Other assets, net of accumulated amortization of $407 in 1999 and $199 in 1998 ......           926          1,017
                                                                                          ---------      ---------

       Total assets .................................................................     $ 110,041      $ 111,782
                                                                                          =========      =========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ................................................     $   2,298      $   2,155
   Accounts payable .................................................................         3,396          3,441
   Accrued commissions ..............................................................         1,299          1,630
   Other accrued expenses ...........................................................         1,645          1,760
                                                                                          ---------      ---------
       Total current liabilities ....................................................         8,638          8,986

Long-term debt, net of current portion ..............................................        49,074         50,310
Other liabilities ...................................................................         1,763          2,000
Deferred income taxes ...............................................................         1,346          1,346
                                                                                          ---------      ---------
       Total liabilities ............................................................        60,821         62,642
                                                                                          ---------      ---------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ....................................        15,517         15,492

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) .............            --             --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,475 shares) ......................................................            65             65
   Additional paid-in-capital .......................................................        21,989         21,989
   Retained earnings ................................................................        11,649         11,594
                                                                                          ---------      ---------
       Total stockholders' equity ...................................................        33,703         33,648
                                                                                          ---------      ---------

       Total liabilities and stockholders' equity ...................................     $ 110,041      $ 111,782
                                                                                          =========      =========


     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                        1999          1998          1999          1998
                                                                      --------      --------      --------      --------
Revenue:
   Vending ......................................................     $ 28,800      $ 20,094      $ 56,566      $ 37,709
   Franchise and other ..........................................        1,442           868         2,823         2,014
                                                                      --------      --------      --------      --------
       Total revenue ............................................       30,242        20,962        59,389        39,723
                                                                      --------      --------      --------      --------

Cost of revenue:
   Vending, excluding related depreciation and amortization .....       19,519        12,856        37,735        24,436
   Depreciation and amortization ................................        1,956         1,250         3,898         2,339
                                                                      --------      --------      --------      --------
       Total cost of vending ....................................       21,475        14,106        41,633        26,775
   Franchise and other ..........................................          827           579         1,793         1,267
                                                                      --------      --------      --------      --------
       Total cost of revenue ....................................       22,302        14,685        43,426        28,042
                                                                      --------      --------      --------      --------

       Gross profit .............................................        7,940         6,277        15,963        11,681

General and administrative expenses .............................        5,648         3,542        10,959         6,817
Depreciation and amortization ...................................          783           262         1,562           450
                                                                      --------      --------      --------      --------

       Operating earnings .......................................        1,509         2,473         3,442         4,414

Interest expense, related parties ...............................           --             8            --            19
Interest expense, other, net ....................................        1,686           353         3,360           460
                                                                      --------      --------      --------      --------
       (Loss) earnings before income taxes ......................         (177)        2,112            82         3,935
Benefit (provision) for income taxes ............................           58          (739)          (27)       (1,377)
                                                                      --------      --------      --------      --------
       Net (loss) earnings ......................................     $   (119)     $  1,373      $     55      $  2,558
                                                                      ========      ========      ========      ========

       Basic (loss) earnings per share of common stock ..........     $  (0.02)     $   0.21      $   0.01      $   0.40
       Diluted (loss) earnings per share of common stock ........     $  (0.02)     $   0.21      $   0.01      $   0.38
       Basic weighted average common shares .....................        6,475         6,469         6,475         6,463
       Diluted weighted average common shares ...................        6,475         6,678         6,481         6,664



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                             ADDITIONAL                 TOTAL
                                    COMMON    PAID-IN     RETAINED   STOCKHOLDERS'
                                    STOCK     CAPITAL     EARNINGS      EQUITY
                                   -------   ----------   --------   ------------
DECEMBER 31, 1998 ............     $    65     $21,989     $11,594     $33,648

   Net earnings ..............          --          --          55          55
                                   -------     -------     -------     -------

JUNE 30, 1999 ................     $    65     $21,989     $11,649     $33,703
                                   =======     =======     =======     =======



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  1999          1998
                                                                                --------      --------
Operating activities:
   Net earnings ...........................................................     $     55      $  2,558
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ......................................        5,717         2,791
       Compensation expense related to stock options ......................           --            10
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ...........................          128           319
           Inventories ....................................................         (397)       (1,144)
           Prepaid expenses and other assets ..............................         (671)       (1,359)
           Income taxes payable ...........................................           --            67
           Accounts payable, accrued expenses and other liabilities .......         (846)        5,310
                                                                                --------      --------
         Net cash provided by operating activities ........................        3,986         8,552
                                                                                --------      --------

Investing activities:
   Acquisitions of property and equipment, net ............................       (3,373)      (10,668)
   Acquisition of franchisees and others ..................................         (159)      (36,147)
   Placement fees .........................................................         (362)         (267)
                                                                                --------      --------
         Net cash used in investing activities ............................       (3,894)      (47,082)
                                                                                --------      --------

Financing activities:
   Net borrowings on credit facility ......................................           16        41,795
   Principal payments on long-term debt ...................................       (1,109)         (765)
   Principal payments on notes payable to Control Group ...................           --          (337)
   Acquisition of warrants ................................................           --          (492)
   Exercise of employee stock options .....................................           --            90
                                                                                --------      --------
         Net cash provided by (used in) financing activities ..............       (1,093)       40,291
                                                                                --------      --------

         Net (decrease) increase in cash and cash equivalents .............       (1,001)        1,761
Cash and cash equivalents at beginning of period ..........................        2,247         1,929
                                                                                --------      --------

Cash and cash equivalents at end of period ................................     $  1,246      $  3,690
                                                                                ========      ========


     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At June 30, 1999, the Company had 41 field offices with operations in 41 states and there were 12 Company franchisees operating in 16 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 1999 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at June 30, 1999 and December 31, 1998, and the results of their operations for each of the three month and six month periods ended June 30, 1999 and 1998, and the cash flows for each of the six month periods then ended.

     The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.   SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            1999       1998
                                                                           ------     ------
Cash paid during the period:
  Interest paid ......................................................     $2,008     $  335
  Income taxes paid ..................................................         --      1,309
Significant noncash investing and financing activity--
  notes payable issued for acquisition of franchisees and others .....         --      3,500

3.   EARNINGS PER SHARE

     Basic (loss) earnings and diluted (loss) earnings per share are computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic (loss) earnings per share were 6,475,069 and 6,468,760 for the three months ended June 30, 1999 and 1998 and 6,475,069 and 6,463,025 for the six months ended June 30, 1999 and 1998, respectively. The weighted average number of shares used in the computation of diluted earnings per share were 6,475,069, as including potential common shares is anti-dilutive, and 6,678,106 for the three months ended June 30, 1999 and 1998 and 6,481,354 and 6,663,652 for the six months ended June 30, 1999 and 1998, respectively.

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

REVENUE

     Total revenue for the first six months of 1999 increased 49.5% to $59.4 million from $39.7 million for the same period in 1998. For the second quarter of 1999, total revenue increased 44.3% to $30.2 million as compared to $21.0 million for the same period in 1998.

     Vending revenue increased $18.9 million or 50.0% for the first six months of 1999 to $56.6 million from $37.7 million for the comparable period in 1998, primarily as a result of a 53.3% increase in the average number of Shoppes in place during the first six months of 1999 compared to the average number in place during the same period in 1998. For the second quarter of 1999, vending revenue increased $8.7 million or 43.3 % to $ 28.8 million as compared to the same period in 1998. The average number of machines in place during the second quarter of 1999 increased by 44.8% as compared to the second quarter of 1998.

     The Company has recently experienced substantial revenue growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

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

     Franchise and other revenue increased $809,000 or 40.2% to $2.8 million for the first six months of 1999 as compared to the same period in 1998 due to an increase in product sales to non-franchisees offset by lower product and machine sales and franchise royalties from franchisees due to the acquisition of franchisees by the Company. For the second quarter of 1999, franchise and other revenue increased $574,000 or 66.1% to $1.4 million compared to the same period in 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first six months of 1999 increased $14.9 million or 55.5% to $41.6 million from $26.8 million for the comparable period in 1998. The vending operation's contribution to gross profit for the first six months of 1999 increased to $14.9 million, which represents a 36.6% increase over gross profit from vending operations realized in the same period in 1998. The vending gross profit achieved during the first six months of 1999 was 26.4 % of vending revenue, which represents a 2.6 percentage point decrease from the gross profit achieved during the first six months of 1998. For the second quarter of 1999, the cost of vending increased $7.4 million or 52.2% to $21.5 million from $14.1 million for the comparable period in 1998. Vending gross profit realized during the second quarter of 1999 was $7.3 million or 25.4 % of vending revenue as compared to $6.0 million or 29.8% for the second quarter of 1998.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first six months of 1999 was 33.3% of vending revenue, which is 1.9 percentage points lower than the cash vending gross profit achieved during the first half of 1998. The cash vending gross profit for the current quarter is 3.8 percentage points lower than the cash vending gross profit achieved during the fourth quarter of 1998. The Company attributes the shortfall primarily to the higher cost of Star Wars product utilized during the second quarter of 1999 which failed to generate the level of anticipated customer interest and higher skill-crane machine commission rates paid to locations resulting from contracts assumed as a result of the Plush 4 Play acquisition. During the second quarter, the Company continued the redeployment of machines by transferring over 315 machines to better locations. While the Company has taken these steps, there can be no assurance that such efforts will continue to have a positive impact on the performance of the Shoppes.

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

     Gross profit on franchise and other revenue for the first six months of 1999 increased to $1.0 million or 36.5% of franchise and other revenue, which is
 .6 percentage points lower than the gross margin percentage achieved for the same period in 1998. For the second quarter of 1999, gross profit on franchise and other revenue increased to $615,000 or 42.7% of franchise and other revenue, as compared to $289,000 or 33.3% of franchise and other revenue for the second quarter of 1998. The increase in gross profit on franchise and other revenue is due primarily to an increase in margins from our Plush 4 Play operations as well as a reduction in equipment sales to franchisees.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization as a percentage of revenue increased to 21.1% for the first six months of 1999, as compared to 18.3% for the comparable period in 1998. The increase in general and administrative expenses results primarily from an increase in sales and use taxes and corporate and management compensation resulting from the additional operating and satellite offices opened, amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during second half of 1998. The Company anticipates higher general and administrative expenses to continue through 1999.

OPERATING EARNINGS

     Operating earnings for the first six months of 1999 decreased 22.0% to $3.4 million, or 5.8% of total revenue, as compared to $4.4 million, or 11.1% of total revenue for the comparable period in 1998. The decrease in operating earnings as a percentage of revenue results primarily from the lower gross margin achieved from the vending operation, lower franchise royalties and the increase in general and administrative expenses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first six months of 1999 increased $2.9 million to $3.4 million as compared to the same period in 1998. Interest expense for the second quarter of 1999 increased $1.3 million to $1.7 million as compared to the same period in 1998. The increase in interest expense relates to the acquisitions made by the Company in the second half of 1998. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first six months of 1999 decreased to $55,000, or .1% of total revenue, as compared to net earnings of $2.6 million for the comparable period in 1998. The net loss for the second quarter of 1999 was $119,000 as compared to net earnings of $1.4 million for the comparable period in 1998. The diluted loss per share for the second quarter of 1999 was $0.02, as compared to net earnings per share of $0.21 for the comparable period in 1998. Diluted weighted average common shares for the second quarter of 1999 were 6,475,069, as including potential common shares is anti-dilutive, as compared to 6,678,106 for the comparable period in 1998. Diluted earnings per share for the first six months of 1999 decreased to $0.01, as compared to $0.38 for the comparable period in 1998. Diluted weighted average common shares for the first six months of 1999 were 6,481,354 as compared to 6,663,652 for the comparable period in 1998.

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

     Net cash provided by operating activities was $4.0 million and $8.6 million for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility and the issuances of debt securities or sale of equity securities.

     Net cash used in investing activities was $3.9 million and $47.1 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures for the six months ended June 30, 1999 and 1998 amounted to $3.4 million and $10.7 million, respectively, of which $2.7 million and $8.7 million was represented by the acquisition of skill-crane and other machines. The acquisition of franchisees and other amusement vending businesses in 1998 used $36.1 million.

     Net cash used by financing activities was $1.1 million in the six months ended June 30, 1999 and net cash provided was $40.3 million for the six months ended June 30, 1998. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and in 1998 the repurchase of warrants.

     Under its current Credit Facility, the Company may borrow up to $55.0 million less interest reserve of $1.0 million at the bank's prime interest rate (7.75% at June 30, 1999) or, at the Company's option, an interest rate based on the current LIBOR rate. The Credit Facility is available through July 13, 2001 and at June 30, 1999 there was a principal amount of approximately $46.6 million outstanding and $6.8 million available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at June 30, 1999.

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

     The compliance team has determined that the Company's critical operating systems, accounting systems, computer systems and business equipment are the major resources that are affected by the Year 2000 issue. While certain of these systems will need to be upgraded or replaced, the identified systems and or programs are primarily "off the shelf" products with Year 2000 updates available. The Company expects to have these systems fully compliant by September 30, 1999.

     As a part of its Year 2000 plan, the Company is in the process of contacting its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. The Company will continue to contact its suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

     The total cost for the Year 2000 has been and is expected to be minimal.

     Management believes that it has an effective plan in place to adequately address the Year 2000 issue in a timely manner. Nevertheless, failure of third parties upon which the Company's business relies could result in disruption of the Company's supply of equipment and other general problems related to daily operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely effect the Company. Although, the Company believes its Year 2000 plan will adequately address the Company's internal issues, the overall risks associated with the Year 2000 issue cannot be fully identified until the Company receives more responses from significant suppliers. Accordingly, the amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time.

                           PART II. OTHER INFORMATION.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 25, 1999, at which the stockholders elected six directors to each serve until the next annual meeting of stockholders and until their successor is elected and has qualified or until such director's death, resignation or removal, and the ratification of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. Votes were cast as follows:

                                                               Votes Against
                                                Votes For       Or Withheld      Votes Abstained     Broker Non-Votes
                                                ---------      -------------     ---------------     ----------------
Election of Directors:
   John A. Sullivan.....................        4,937,984           9,914        Not Applicable       Not Applicable
   Randall J. Fagundo...................        4,937,884          10,014        Not Applicable       Not Applicable
   Jerome M. Lapin......................        4,927,684          20,214        Not Applicable       Not Applicable
   Richard D. Jones.....................        4,937,984           9,914        Not Applicable       Not Applicable
   J. Gregory Theisen...................        4,937,984           9,914        Not Applicable       Not Applicable
   Richard P. Bermingham................        4,936,334          11,564        Not Applicable       Not Applicable

Ratification of KPMG LLP as independent
auditors for the fiscal year ending
December 31, 1999.......................        4,934,462           8,081             5,355                None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (a)    Exhibits.

                    11.1  Statement re: Computation of Per Share (Loss) Earnings

                    27     Financial Data Schedule

             (b)    Reports on Form 8-K.

                    A report on Form 8-K was filed with the SEC on April 29, 1999 indicating the Board of Directors of the Company had approved the adoption of a Share Purchase Rights Plan.

                        AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN COIN MERCHANDISING, INC.

      August 16, 1999            By:  /s/ Randall J. Fagundo
 ---------------------------         -------------------------------------------
            Date                         Randall J. Fagundo
                                         President and Chief Executive Officer

      August 16, 1999            By:  /s/ W. John Cash
 ---------------------------         -------------------------------------------
            Date                         W. John Cash
                                         Vice President, Chief Financial Officer

                                INDEX TO EXHIBITS


         Exhibit No.               Description
         -----------               -----------
            11.1                   Statement re: Computation of Per Share (Loss) Earnings

             27                    Financial Data Schedule