Form 10-Q
period 1999-09-30
AMERICAN COIN MERCHANDISING INC
filed 1999-11-15
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or

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
                                                                  Yes X  No
                                                                     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                    CLASS                          OCTOBER 29, 1999
                    -----                          ----------------
         Common Stock, $0.01 par value             6,475,069 shares

                       AMERICAN COIN MERCHANDISING, INC.

                                     INDEX


PART I        FINANCIAL INFORMATION.                                                                         PAGE
                                                                                                             ----
              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               September 30, 1999 and December 31, 1998....................................   3

                             Consolidated Condensed Statements of Operations for the Three Months and
                               Nine Months Ended September 30, 1999 and 1998...............................   4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Nine Months Ended September 30, 1999........................................   5

                             Consolidated Condensed Statements of Cash Flows for the
                               Nine Months Ended September 30, 1999 and 1998...............................   6

                             Notes to Consolidated Condensed Financial Statements..........................   7

              Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.....................................................   8

PART II       OTHER INFORMATION.

              Item 6.   Exhibits and Reports on Form 8-K...................................................   12

                       AMERICAN COIN MERCHANDISING, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except per share data)



                                                  ASSETS

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               1999             1998
                                                                                           ------------     ------------
Current assets:
   Cash and cash equivalents ..........................................................    $        633     $      2,247
   Trade accounts and other receivables ...............................................             847            1,814
   Inventories ........................................................................          12,945           12,579
   Prepaid expenses and other assets ..................................................           5,825            1,581
                                                                                           ------------     ------------
       Total current assets ...........................................................          20,250           18,221
                                                                                           ------------     ------------

Property and equipment, at cost:
   Vending machines ...................................................................          50,353           46,704
   Vehicles ...........................................................................           6,920            7,082
   Office equipment, furniture and fixtures ...........................................           3,781            3,074
                                                                                           ------------     ------------
                                                                                                 61,054           56,860
   Less accumulated depreciation ......................................................         (19,139)         (13,381)
                                                                                           ------------     ------------
       Property and equipment, net ....................................................          41,915           43,479
                                                                                           ------------     ------------

Placement fees, net of accumulated amortization of $925 in 1999 and $480 in 1998 ......             702              732
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $3,722 in 1999 and $1,817 in 1998 ..................................          38,807           48,333
Other assets, net of accumulated amortization of $351 in 1999 and $199 in 1998 ........             818            1,017
                                                                                           ------------     ------------

       Total assets ...................................................................    $    102,492     $    111,782
                                                                                           ============     ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..................................................    $      2,288     $      2,155
   Accounts payable ...................................................................           4,000            3,441
   Accrued commissions ................................................................             930            1,630
   Other accrued expenses .............................................................           1,467            1,760
                                                                                           ------------     ------------
       Total current liabilities ......................................................           8,786            8,986

Long-term debt, net of current portion ................................................          47,998           50,310
Other liabilities .....................................................................             192            2,000
Deferred income taxes .................................................................           1,346            1,346
                                                                                           ------------     ------------
       Total liabilities ..............................................................          58,221           62,642
                                                                                           ------------     ------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ......................................          15,529           15,492

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ...............              --               --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,475 shares) ........................................................              65               65
   Additional paid-in-capital .........................................................          21,989           21,989
   Retained earnings ..................................................................           6,688           11,594
                                                                                           ------------     ------------
       Total stockholders' equity .....................................................          28,742           33,648
                                                                                           ------------     ------------

       Total liabilities and stockholders' equity .....................................    $    102,492     $    111,782
                                                                                           ============     ============




     See accompanying notes to consolidated condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                         1999         1998         1999         1998
                                                                       --------     --------     --------     --------
Revenue:
   Vending ........................................................    $ 28,780     $ 26,462     $ 85,346     $ 64,170
   Franchise and other ............................................       1,107          981        3,929        2,996
                                                                       --------     --------     --------     --------
       Total revenue ..............................................      29,887       27,443       89,275       67,166
                                                                       --------     --------     --------     --------

Cost of revenue:
   Vending, excluding related depreciation and amortization .......      19,357       16,867       57,092       41,305
   Depreciation and amortization ..................................       1,987        1,773        5,886        4,112
                                                                       --------     --------     --------     --------
       Total cost of vending ......................................      21,344       18,640       62,978       45,417
   Franchise and other ............................................         973          616        2,767        1,881
                                                                       --------     --------     --------     --------
       Total cost of revenue ......................................      22,317       19,256       65,745       47,298
                                                                       --------     --------     --------     --------

       Gross profit ...............................................       7,570        8,187       23,530       19,868

General and administrative expenses ...............................       5,600        4,918       16,559       11,734
Depreciation and amortization .....................................       1,140          648        2,701        1,098
Write off of costs in excess of assets acquired, severance and
     other costs ..................................................       7,536           --        7,536           --
                                                                       --------     --------     --------     --------

       Operating (loss) earnings ..................................      (6,706)       2,621       (3,266)       7,036

Interest expense, related parties .................................          --            4           --           23
Interest expense, other, net ......................................       1,724        1,226        5,082        1,686
                                                                       --------     --------     --------     --------
       (Loss) earnings before income taxes ........................      (8,430)       1,391       (8,348)       5,327
Benefit (provision) for income taxes ..............................       3,469         (485)       3,442       (1,862)
                                                                       --------     --------     --------     --------
       Net (loss) earnings ........................................    $ (4,961)         906       (4,906)       3,465
                                                                       ========     ========     ========     ========

       Basic (loss) earnings per share of common stock ............    $  (0.77)    $   0.14     $  (0.76)    $   0.54
       Diluted (loss) earnings per share of common stock ..........    $  (0.77)    $   0.14     $  (0.76)    $   0.52
       Basic weighted average common shares .......................       6,475        6,470        6,475        6,465
       Diluted weighted average common shares .....................       6,475        6,636        6,475        6,649



     See accompanying notes to consolidated condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                        ADDITIONAL                  TOTAL
                              COMMON     PAID-IN     RETAINED    STOCKHOLDERS'
                              STOCK      CAPITAL     EARNINGS       EQUITY
                             --------   ----------   --------    ------------
DECEMBER 31, 1998 .......    $     65    $ 21,989    $ 11,594     $ 33,648

   Net loss .............          --          --      (4,906)      (4,906)
                             --------    --------    --------     --------

SEPTEMBER 30, 1999 ......    $     65    $ 21,989    $  6,688     $ 28,742
                             ========    ========    ========     ========



     See accompanying notes to consolidated condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  1999           1998
                                                                               ----------     ----------
Operating activities:
   Net (loss) earnings ....................................................    $   (4,906)    $    3,465
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization ......................................         8,978          5,291
       Write off of costs in excess of assets acquired, severance and
         other costs ......................................................         7,536             --
       Compensation expense related to stock options ......................            --             15
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ...........................           885            113
           Inventories ....................................................          (633)        (3,611)
           Prepaid expenses and other assets ..............................        (4,244)        (2,338)
           Income taxes payable ...........................................            --            124
           Accounts payable, accrued expenses and other liabilities .......        (1,592)         8,901
                                                                               ----------     ----------
         Net cash provided by operating activities ........................         6,024         11,960
                                                                               ----------     ----------

Investing activities:
   Acquisitions of property and equipment, net ............................        (4,865)       (19,709)
   Acquisitions of franchisees and others .................................          (159)       (43,026)
   Placement fees .........................................................          (435)          (536)
                                                                               ----------     ----------
         Net cash used in investing activities ............................        (5,459)       (63,271)
                                                                               ----------     ----------

Financing activities:
   Issuance of company obligated mandatorily redeemable preferred
     securities, net of discount and issuance costs .......................            --         15,618
   Net borrowings (payments) on credit facility ...........................          (416)        39,310
   Principal payments on long-term debt ...................................        (1,763)        (1,047)
   Principal payments on notes payable to Control Group ...................            --           (674)
   Acquisition of warrants ................................................            --           (492)
   Exercise of employee stock options .....................................            --            105
                                                                               ----------     ----------
         Net cash provided by (used in) financing activities ..............        (2,179)        52,820
                                                                               ----------     ----------

         Net (decrease) increase in cash and cash equivalents .............        (1,614)         1,509
Cash and cash equivalents at beginning of period ..........................         2,247          1,929
                                                                               ----------     ----------

Cash and cash equivalents at end of period ................................    $      633     $    3,438
                                                                               ==========     ==========




     See accompanying notes to consolidated condensed financial statements.

                       AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At September 30, 1999, the Company had 38 field offices with operations in 41 states and there were 13 Company franchisees operating in 15 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 1999 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 1999 and December 31, 1998, and the results of their operations for each of the three month and nine month periods ended September 30, 1999 and 1998, and the cash flows for each of the nine month periods then ended.

     The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            1999        1998
                                                                          --------    --------
Cash paid during the period:
  Interest paid ......................................................    $  2,508    $  1,599
  Income taxes paid ..................................................          --       1,734
Significant noncash investing and financing activity--
  notes payable issued for acquisitions of franchisees and others ....          --       5,490

3.   EARNINGS PER SHARE

     Basic (loss) earnings and diluted (loss) earnings per share are computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic (loss) earnings per share were 6,475,069 and 6,470,039 for the three months ended September 30, 1999 and 1998 and 6,475,069 and 6,465,389 for the nine months ended September 30, 1999 and 1998, respectively. Diluted weighted average common shares for the third quarter of 1999 were 6,475,069, as including potential common shares is anti-dilutive, as compared to 6,636,472 for the comparable period in 1998. Diluted weighted average common shares for the first nine months of 1999 were 6,475,069, as including potential common shares is anti-dilutive, as compared to 6,649,333 for the comparable period in 1998.

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

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisees. Product sold to the franchisees consists of goods to vend in Shoppes. Equipment sales to franchisees have been done on a pass-through basis from the Company's main suppliers.

REVENUE

     Total revenue for the first nine months of 1999 increased 32.9% to $89.3 million from $67.2 million for the same period in 1998. For the third quarter of 1999, total revenue increased 8.9% to $29.9 million as compared to $27.4 million for the same period in 1998.

     Vending revenue increased $21.2 million or 33.0% for the first nine months of 1999 to $85.3 million from $64.2 million for the comparable period in 1998, primarily as a result of a 37.3% increase in the average number of Shoppes in place during the first nine months of 1999 compared to the average number in place during the same period in 1998. For the third quarter of 1999, vending revenue increased $2.3 million or 8.8 % to $ 28.8 million as compared to the same period in 1998. The average number of machines in place during the third quarter of 1999 increased by 14.0% as compared to the third quarter of 1998.

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

     The Company has recently completed a number of acquisitions (15 acquisitions since June 1, 1996, including ten acquisitions since October 1,
1997). The Company's results have been effected by the interest expense and amortization of intangibles related to the acquisitions completed in the second half of 1998. The Company's results have also been affected by the costs associated with the integration of operational and administrative functions. There can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

     Franchise and other revenue increased $933,000 or 31.1% to $3.9 million for the first nine months of 1999 as compared to the same period in 1998 due to an increase in product sales to non-franchisees offset by lower product and machine sales and franchise royalties from franchisees due to the acquisition of franchisees by the Company. For the third quarter of 1999, franchise and other revenue increased $126,000 or 12.8% to $1.1 million compared to the same period in 1998. The Company anticipates product sales to non-franchisees to decline in the future as a result of the closure of its Plush 4 Play operations and changes in contracts assumed as a result of the Plush 4 Play acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first nine months of 1999 increased $17.6 million or 38.7% to $63.0 million from $45.4 million for the comparable period in 1998. The vending operation's contribution to gross profit for the first nine months of 1999 increased to $22.4 million, which represents a 19.3% increase over gross profit from vending operations realized in the same period in 1998. The vending gross profit achieved during the first nine months of 1999 was 26.2% of vending revenue, which represents a 3 percentage point decrease from the gross profit achieved during the first nine months of 1998. For the third quarter of 1999, the cost of vending increased $2.7 million or 14.5% to $21.3 million from $18.6 million for the comparable period in 1998. Vending gross profit realized during the third quarter of 1999 was $7.4 million or 25.8% of vending revenue as compared to $7.8 million or 29.6% for the third quarter of 1998.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first nine months of 1999 was 33.1% of vending revenue, which is 2.5 percentage points lower than the cash vending gross profit achieved during the first nine months of 1998. The cash vending gross profit for the current quarter is 3.6 percentage points lower than the cash vending gross profit achieved during the third quarter of 1998. The Company attributes the shortfall primarily to the higher cost of Star Wars product utilized during the second quarter of 1999 which failed to generate the level of anticipated customer interest, higher skill-crane machine commission rates paid to locations resulting from contracts assumed as a result of the Plush 4 Play acquisition and a larger percentage of the Company's vehicle fleet being under lease in 1999 compared to 1998.

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

     Gross profit on franchise and other revenue for the first nine months of 1999 increased to $1.2 million or 29.6% of franchise and other revenue, which is 7.6 percentage points lower than the gross margin percentage achieved for the same period in 1998. For the third quarter of 1999, gross profit on franchise and other revenue decreased to $134,000 or 12.1% of franchise and other revenue, as compared to $365,000 or 37.2% of franchise and other revenue for the third quarter of 1998. The decrease in gross profit on franchise and other revenue is due primarily to a change in the computational components utilized to allocate product procurement and warehousing costs to the Company's vending operations and increased freight costs experienced during the third quarter of 1999.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization as a percentage of revenue increased to 21.6% for the first nine months of 1999, as compared to 19.1% for the comparable period in 1998. The increase in general and administrative expenses results from an increase in sales and use taxes; corporate and management compensation; increased reserves for health care costs due to a recent increase in the number of claims and the cost per claim; and a reserve for doubtful accounts receivable. Additional depreciation expense was recorded during the period due to the reduction in the useful life of certain costs associated with the Company's data processing system. The Company anticipates higher general and administrative expenses to continue through 1999.

     During the third quarter of 1999, the Company renegotiated a major contract that was originally assumed with the acquisition of Plush 4 Play. Company-owned equipment and personnel will replace the equipment and group operators previously utilized by Plush 4 Play to service these account locations; therefore, substantially all of the assets and operations obtained in the Plush 4 Play acquisition will no longer have value to the Company. As a result of this change, the Company has experienced a significant decline in product sales to equipment group operators and is currently liquidating inventory obtained as a result of this acquisition. The remaining $6.3 million (net of $1.4 million of contingent earn-out consideration) of costs in excess of assets acquired and other costs associated with the closure of related to the Plush 4 Play acquisition have been written off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


     In addition, the Company also recorded a one-time charge to cover the costs of severance packages for executives no longer with the Company and the retirement of certain obsolete skill-crane machines that were not fully depreciated.

OPERATING (LOSS) EARNINGS

     The Company's operating loss for the first nine months of 1999 is $3.3 million, as compared to operating earnings of $7.0 million, or 10.5% of total revenue for the comparable period in 1998. The decrease in operating results is primarily attributable to the write off of costs in excess of assets acquired related to Plush 4 Play, one-time severance costs and other costs recorded by the Company in the third quarter of 1999.

NON OPERATING INCOME (EXPENSE)

     Interest expense for the first nine months of 1999 increased $3.4 million to $5.1 million as compared to the same period in 1998. Interest expense for the third quarter of 1999 increased $498,000 to $1.7 million as compared to the same period in 1998. The increase in interest expense relates to the financing of acquisitions made by the Company in the second half of 1998. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET (LOSS) EARNINGS AND NET (LOSS) EARNINGS PER SHARE

     The net loss for the first nine months of 1999 was $4.9, as compared to net earnings of $3.5 million for the comparable period in 1998. The net loss for the third quarter of 1999 was $5.0 as compared to net earnings of $906,000 for the comparable period in 1998. The diluted loss per share for the third quarter of 1999 was $0.77, as compared to net earnings per share of $0.14 for the comparable period in 1998. Diluted weighted average common shares for the third quarter of 1999 were 6,475,069, as including potential common shares is anti-dilutive, as compared to 6,636,472 for the comparable period in 1998. The diluted loss per share for the first nine months of 1999 was $0.76, as compared to net earnings per share of $0.52 for the comparable period in 1998. Diluted weighted average common shares for the first nine months of 1999 were 6,475,069, as including potential common shares is anti-dilutive, as compared to 6,649,333 for the comparable period in 1998.

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

     Net cash provided by operating activities was $6.0 million and $12.0 million for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations, borrowings under the Company's credit facility.

     Net cash used in investing activities was $5.5 million and $63.3 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures for the nine months ended September 30, 1999 and 1998 amounted to $4.9 million and $19.7 million, respectively, of which $4.3 million and $16.4 million was represented by the acquisition of skill-crane and other machines. The acquisition of franchisees and other amusement vending businesses in 1998 used $43.0 million.

     Net cash used by financing activities was $2.2 million in the nine months ended September 30, 1999 and net cash provided was $52.8 million for the nine months ended September 30, 1998. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations and in 1998 the repurchase of warrants.

     Under its current Credit Facility, the Company may borrow up to $55.0 million less interest reserve of $509,000 at the bank's prime interest rate (8.25% at September 30, 1999) or, at the Company's option, an interest rate based on the current LIBOR rate. The Credit Facility is available through July 13, 2001 and at September 30, 1999 there was a principal amount of approximately $46.2 million outstanding and $7.7 million available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at September 30, 1999.

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

     The compliance team has determined that the Company's critical operating systems, accounting systems, computer systems and business equipment are the major resources that are affected by the Year 2000 issue. While certain of these systems will need to be upgraded or replaced, the identified systems and or programs are primarily "off the shelf" products with Year 2000 updates available. The Company has determined these systems to be substantially compliant.

     As a part of its Year 2000 plan, the Company has contacted its significant suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant. The Company will continue to contact its suppliers in an effort to minimize any potential Year 2000 compliance impact, however, it is not possible to guarantee their compliance.

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

                    None

                       AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN COIN MERCHANDISING, INC.

    November 15, 1999                By:  /s/ Randall J. Fagundo
---------------------------             ----------------------------------------
           Date                         Randall J. Fagundo
                                        President and Chief Executive Officer

    November 15, 1999                By:  /s/ W. John Cash
---------------------------             ----------------------------------------
           Date                         W. John Cash
                                        Vice President, Chief Financial Officer

                                 EXHIBIT INDEX


         Exhibit No.                               Description
         -----------                               -----------
          11.1          Statement re: Computation of Per Share (Loss) Earnings

          27            Financial Data Schedule