Form 10-K
period 1999-12-31
AMERICAN COIN MERCHANDISING INC
filed 2000-03-24
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              _________   _________

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

     The aggregate market value of the registrant's voting common stock held as of February 25, 2000 by non-affiliates of the registrant was $12,686,000.

     As of February 25, 2000, issuer had 6,480,194 shares of its $0.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

                        AMERICAN COIN MERCHANDISING, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                           PART I
                                                                                                               PAGE

     Item 1     Business.....................................................................................    3

     Item 2     Properties...................................................................................   10

                                                          PART II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.......................    11

     Item 6     Selected Financial Data.....................................................................    12

     Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.......    13

     Item 8     Financial Statements and Supplementary Data.................................................    19


                                                          PART III

     Item 10    Directors and Executive Officers of the Registrant..........................................    19

     Item 11    Executive Compensation......................................................................    19

     Item 12    Security Ownership of Certain Beneficial Owners and Management..............................    19

     Item 13    Certain Relationships and Related Transactions..............................................    20

                                                          PART IV

     Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................    20

    Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties related to Shoppe performance and dependence on suppliers and foreign sourcing. These factors are more fully discussed later in this report under the heading "Risk Factors." In addition, the Company's results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                                     PART I

ITEM 1. BUSINESS

    American Coin Merchandising, Inc. (the "Company") is the leading owner, operator and franchisor in the United States of coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items through a national network of more than 13,000 machines operated by the Company and its franchisees. For up to 50(cent) a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truckstops, bingo halls, bars, restaurants, warehouse clubs and similar locations ("Retail Accounts") to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. The Company also places complementary vending machines generally at existing Shoppe locations, including kiddie rides, bulk vending (novelty items, candy, gum, etc.) and video games.

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

        Quality Products. The Company's Shoppes offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. The plush toys offered in the Company's Shoppes are made with 100% polyester fiberfill and high-grade outer covers and the watches include dependable movements. In addition, the Company's Shoppes offer licensed products featuring recognizable characters (such as Pokemon, Disney and Looney Tunes characters) and theme-based items (such as Christmas and Easter items). All products offered in the Shoppes must adhere to the Company's safety and quality standards.

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

        Product Procurement and Company-Designed Product. The Company controls product cost by purchasing a significant portion of its products directly from manufacturers in large quantities and acquiring merchandise that has been discontinued or is subject to substantial "close-out" discounts. The Company also controls product cost by pre-packing products that it distributes to Company-owned offices and sells to its franchisees and non-franchisees for use in filling and merchandising the Shoppes. These pre-packed units include a predetermined mix or "recipe" of different types, sizes, shapes and colors of product, which achieve the Company's merchandising objectives while also controlling average product cost. The Company is able to frequently introduce new product in its Toy Shoppes by designing a significant portion of the product and by purchasing licensed and other product from suppliers. Designing products at various price points furthers the Company's objective of controlling product cost. See "Suppliers -- Product."

        Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company's target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe. During 1999, the Company redeployed certain underperforming Shoppes as a result of the Company's review of the machines average weekly revenue.

        Location Selection. The Company concentrates its sales efforts on placing Shoppes in Retail Accounts such as Wal-Mart, Safeway, Flying J Truckstop and Furrs Family Dining, which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See "Operations -- Account Acquisition, Location Selection and Shoppe Placement."

        Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to large Retail Accounts.

        Training. The Company employs a comprehensive training program, including seminars and field training, for its area general managers, general managers and franchisees. It also provides operations manuals, training videos and other materials relating to office management and route merchandising to assure the achievement of the Company's business objectives. See "Operations -- Supervision, Training and Support."

SHOPPES

    The Company has sought to position its Shoppes as an entertaining way to "purchase" quality products. Management believes that the quality of the Shoppes' products and the entertainment and amusement afforded by their skill-crane format have broad appeal to adults and adolescents. While skill-crane machines have been in operation for over 75 years, the Company has incorporated into its Shoppes several improvements and refinements. The Company increased the size of the Shoppes to enhance their visibility and to display and vend more products and created bright, distinctive signage, which is readily identifiable with the Company. The Company also added exterior lighting, brightened interior lighting and selected exterior colors of the machines to attract and focus customer attention on the products in the Shoppes. In addition, the Company has upgraded the Shoppes' operating mechanisms to achieve consistency of play and reliability of performance.

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

    The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50 cents and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 1999, the Company and its franchisees were operating approximately 7,775 SugarLoaf Toy Shoppes.

    The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50 cents and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 1999, the Company and its franchisees were operating approximately 1,684 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

    The SugarLoaf Bean Bag Shoppe. During 1997 the Company converted a substantial portion of its SugarLoaf Fun Shoppes into SugarLoaf Bean Bag Shoppes and purchased additional SugarLoaf Bean Bag Shoppes. The SugarLoaf Bean Bag Shoppe features a play price of 50 cents and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 1999, the Company and its franchisees were operating 2,284 SugarLoaf Bean Bag Shoppes.

    The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50 cents and dispenses key-chains featuring NASCAR, bean bags, licensed and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 1999, the Company and its franchisees were operating approximately 957 SugarLoaf Stop Shoppes.

    The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25 cents and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. Because the retail value of the products offered in the SugarLoaf Fun Shoppe are generally lower than the products offered in the SugarLoaf Toy Shoppe, the SugarLoaf Treasure Shoppe, the SugarLoaf Bean Bag Shoppe and the SugarLoaf Stop Shoppe, the SugarLoaf Fun Shoppe dispenses more frequently than the Company's other Shoppes, including certain SugarLoaf Fun Shoppes which operate until a player wins a prize. As of December 31, 1999, the Company and its franchisees were operating approximately 364 SugarLoaf Fun Shoppes.

    The following table indicates the number of certain Company-owned amusement vending equipment in operation at the indicated date:


                         DECEMBER 31, 1999   DECEMBER 31, 1998  DECEMBER 31, 1997
                         -----------------   -----------------  -----------------
          TYPE            NUMBER   PERCENT   NUMBER    PERCENT  NUMBER    PERCENT
          ----            ------   -------   ------    -------  ------    -------
Toy Shoppes ...........    6,402      47.5%   6,397      50.9%   3,831      56.1%
Treasure Shoppes ......    1,530      11.3    1,447      11.5    1,016      14.9
Bean Bag Shoppes ......    2,151      15.9    1,963      15.6    1,156      16.9
Stop Shoppes ..........      932       6.9      647       5.2     --        --
Fun Shoppes ...........      171       1.3      217       1.7      163       2.4
                          ------    ------   ------    ------   ------    ------
      Total Shoppes ...   11,186      82.9   10,671      84.9    6,166      90.3
Video Games ...........    1,298       9.6      837       6.7       73       1.1
Kiddie Rides ..........    1,011       7.5    1,057       8.4      585       8.6
                          ------    ------   ------    ------   ------    ------
                          13,495     100.0%  12,565     100.0%   6,824     100.0%
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

                                           RETAIL ACCOUNTS
                                           ---------------
SUPERMARKETS                MASS MERCHANDISERS        RESTAURANTS                        OTHER
------------                ------------------        -----------                        -----
Kroger                      Wal-Mart                  Denny's (franchised)               AMF Bowling Centers
Safeway                     Kmart                     Ponderosa Steak House              Brunswick Bowling Centers
Fred Meyer Stores                                     Quincy's Steak House               Truckstops of America
Cub Foods                                             Golden Corral                      Flying J Truckstop
Smith's                                               Furr's Family Dining               76 Truckstops

    The Company or its franchisees provide the Shoppes and pay certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 1999 generally ranged from 25% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement and vending machines such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

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

    Account Acquisition, Location Selection and Shoppe Placement. The Company acquires new individual-location accounts for the placement of its Shoppes through regional sales managers and field office general managers. To augment its field office general managers' account acquisition activities, the Company's field sales representatives began a concerted marketing effort in August 1994 to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts. The Company is currently negotiating a new contract with Wal-Mart to replace the previous contract. There can be no assurance that the Company will be successful in obtaining a new Wal-Mart contract. As of December 31, 1999, the Company had installed more than 3,175 Shoppes in approximately 1,443 Wal-Mart stores nationwide. The Company's largest account, Wal-Mart accounted for approximately 34% of total revenue in 1999. In March 2000, the Company signed a new three-year agreement with Safeway that designates the Company as Safeway's principal operator of skill-cranes through April 1, 2003. As of December 31, 1999, the Company and its franchisees had installed more than 606 Shoppes in approximately 482 Safeway stores nationwide. In September 1997, the Company signed a three-year agreement with AMF Bowling Centers, Inc. As of December 31, 1999, the Company and its franchisees had installed more than 697 Shoppes in approximately 214 AMF Bowling Centers nationwide.

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

    The Company and its franchisees compete for limited sites within supermarkets with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines, ATM machines and coin counting and redemption equipment. The Company's Shoppes also compete with vending machine and coin-operated amusement device operators for sites in mass merchandise and restaurant chains, bowling centers and other locations. Competition for such sites is based primarily on the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company's Shoppes compares favorably to that of competing uses for available sites within retail locations.

    Other Vending. The Company has introduced new types of complementary vending and amusement machines at existing Shoppe locations which management believes will expand the potential customers for the Company. In April 1997, the Company signed a three-year agreement with Safeway that made the Company and its franchisees Safeway's domestic coin-operated kiddie ride operator. As of December 31, 1999, the Company and its franchisees had approximately 1,027 kiddie rides installed in Retail Accounts nationwide. In November 1997, the Company purchased the assets of Quality Amusements Corp. and Quality Entertainment Corp., operators of bulk vending machines and kiddie rides. In March 1998, the Company purchased the assets of McCathren Vending Co., another operator of bulk vending machines. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. As of December 31, 1999, the Company and its franchisees had approximately 7,962 pieces of bulk vending equipment in operation. In June 1998, the Company acquired the assets of Chilton Vending Co., an operator of simulator and traditional video games, skill-cranes and redemption equipment. As of December 31, 1999, the Company had approximately 1,298 simulator and traditional video games in operation. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company's existing national distribution and service network.

    Supervision, Training and Support. The Company's division vice presidents are primarily responsible for hiring and training the Company's general managers and for on-going support and supervision of the Company's field offices.

    Each Company field office is managed by an area general manager or general manager who is responsible for the management of the office, including inventory management, and training and monitoring route merchandisers. The Company has developed a comprehensive training program for office area general managers, general managers and franchisees covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The area general managers and general managers attend training programs and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company's area general managers and general managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See "Employees."

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

    Inventory Management and Distribution. The Company's distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. After the product is procured from the Company's suppliers, it is shipped to a distribution center where it is sorted and pre-packed. The Company maintains inventory for the products offered through its Toy Shoppes, Treasure Shoppes, Bean Bag Shoppes, Stop Shoppes and Fun Shoppes in a warehouse facility in Kent, Washington and in its regional distribution warehouse centers in Atlanta, Georgia; Clearwater, Florida; Chicago, Illinois; and Allentown, Pennsylvania. The Company communicates appropriate product mix requirements to its warehouse employees on a weekly basis. The warehouse employees sort the products according to the Company's specified mix requirements and pack the product for each type of Shoppe into pre-packed units for shipment to Company field offices and franchises on a weekly basis.

    At December 31, 1999, the Company was operating in 41 states through a national network of 38 offices. The field offices average approximately 3,609 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes are repaired and product inventory is maintained. Part of the route merchandisers' daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

    Management Information Systems. The Company has a centralized data base management information system that utilizes customized software for monitoring field office Shoppe results. The software allows the Company to monitor individual Shoppe placements, Shoppe revenue, Vend Ratio and tax and commission payments through reports generated at the corporate offices. The software also allows the Company to monitor total Shoppe revenue, average Shoppe revenue, Shoppes on location and Vend Ratio.

MERCHANDISING

    Merchandising Mix. The Company offers merchandise for the Shoppes in pre-pack bags along with bulk merchandise. The pre-pack bags include an assortment of exclusive SugarLoaf designs, along with licensed and other goods. The merchandise variety is regularly updated, and the Company offers at least 1,500 new items each year. Seasonal goods are placed in Shoppes for all major holidays.

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

FRANCHISE RELATIONS

    As of December 31, 1999, the Company had franchise agreements in effect with 12 franchisees covering 15 territories in the U.S. and one territory in British Columbia, Canada covering, in the aggregate, 1,878 Shoppes. The Company does not currently intend to grant any additional franchises. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

COMPETITION

    The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes also compete with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites in retail locations. There can be no assurance that the Company will be able to maintain its current sites in retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets, mass merchandisers and other venues targeted by the Company to compete readily with the Company in certain markets.

INTELLECTUAL PROPERTY

    The Company has no patents or patent applications pending and relies primarily on a combination of trademark, trade dress and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including "Shoppe," "SugarLoaf," "Sugar Loaf," "Toy Shoppe," "Treasure Shoppe," "Fun Shoppe," "Shoppe of Stickers" and "Kid Shoppe" and has one trademark application pending. In addition, the Company claims common law trademark protection for the mark "A Test of Skill." The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's Shoppes and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company believes it has significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATION

    The Company's business is subject to federal, state, provincial and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994 requires the labeling of articles that bear or contain a hazardous substance as defined in such statutes. In addition, the Consumer Product Safety Commission may, under these statutes, ban from the market toys or other articles intended for use by children which contain hazardous substances or present a public health or safety hazard, and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles.

    The distribution and operation of skill-crane machines may be subject to federal, state, provincial and local regulations, including gaming regulations, which vary from jurisdiction to jurisdiction. Certain jurisdictions may require licenses, permits and approvals to be held by companies and their key personnel in connection with the distribution or operation of skill-crane machines. Currently, the Company believes that it has obtained all necessary governmental licenses, permits and approvals necessary for the distribution or operation of Shoppes in Company-owned operations. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future. Franchisees are responsible for their own regulatory compliance.

    As a franchisor, the Company is subject to various federal and state franchise and business opportunity laws and regulations. The Company does not currently intend to grant any additional franchises and it believes it is in material compliance with such laws in the states in which the Company has offered and sold franchises.

INSURANCE

    The Company carries property, liability, workers' compensation and directors and officers liability insurance policies, which it believes are customary for businesses of its size and type. However, there can be no assurance that the Company's insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates. The Company may be subject to claims for personal injuries resulting from the use of its Shoppes or from products and other merchandise dispensed from the Shoppes. To date, the Company has not experienced any material product liability claims or costs, and it currently maintains product liability insurance that it believes to be adequate. The Company's product liability insurance coverage is limited, however, and there can be no assurance that such insurance would adequately cover future product liability costs or claims.

EMPLOYEES

    As of February 25, 1999, the Company had a total of 721 employees, including 66 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or covered by any collective bargaining contract. Management believes it has a good relationship with the Company's employees.

    Generally, each of the Company's field offices employs approximately 5 to 35 persons, including a general manager, an office assistant and an adequate number of route merchandisers to properly service the Company's Shoppes and other amusement vending equipment and equipment service managers. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The area general managers oversee the operations of certain Company field offices and report directly to the Company's division vice presidents.

    The Company has an incentive bonus program pursuant to which area general managers, general managers and field office personnel may be eligible to receive incentive compensation based on office and route profitability. Management believes that this program rewards excellence in management, gives field office personnel an incentive to improve operations and results in an overall reduction in the cost of operations. In addition, area general managers, field managers and other corporate personnel are eligible to receive options to purchase shares of common stock subject to ongoing service requirements.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 5660 Central Avenue, Boulder, Colorado and the Denver, Colorado operation occupy approximately 28,000 square feet of office and warehouse space under a lease that expires February 28, 2003. The Company's fulfillment warehouse in Kent, Washington occupies approximately 106,000 square feet under a lease that expires August 31, 2003. The Company also is a party to 57 other leases which are used for office and warehouse space which average approximately 3,609 square feet, provide for monthly rental payments ranging from $371 to $5,000 and expire at various times over the period March 31, 2000 to November 14, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    Common Stock Data. The Company's Common Stock began trading publicly on the over-the-counter market through the Nasdaq National Market under the symbol "AMCN" on October 16, 1995. On February 7, 2000 the Company transferred to the Nasdaq Small Cap Market. On February 25, 2000, the number of record holders was 128 and the Company estimates that on that date there were approximately an additional 1,550 beneficial owners. On February 25, 2000, the closing price reported on the NASDAQ Small Cap Market for the Common Stock was $2.75. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the Nasdaq National Market. The prices reported do not include retail mark-up, mark-down or commissions and may not reflect actual transactions.

                                                HIGH      LOW
                                               -------  ------

For the Fiscal Year Ended December 31, 1998:
  First Quarter ............................   $21.88   $15.25
  Second Quarter ...........................    22.63    17.25
  Third Quarter ............................    20.25    11.81
  Fourth Quarter ...........................    16.13     5.88
For the Fiscal Year Ended December 31, 1999:
  First Quarter ............................     5.94     4.00
  Second Quarter ...........................     8.31     3.69
  Third Quarter ............................     6.50     3.19
  Fourth Quarter ...........................     3.69     2.00

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below with respect to the Company's statements of operation for each of the years in the five-year period ended December 31, 1999, have been derived from the financial statements of the Company.

                                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------

                                                         1999         1998        1997         1996          1995
                                                      ---------    ---------    ---------    ---------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Vending .........................................   $ 115,835    $  92,854    $  52,866    $  30,439    $  17,031
  Franchise and other .............................       4,630        4,857        6,218        7,828        8,683
                                                      ---------    ---------    ---------    ---------    ---------
        Total revenue .............................     120,465       97,711       59,084       38,267       25,714
                                                      ---------    ---------    ---------    ---------    ---------
Cost of revenue:
  Vending .........................................      84,997       66,070       37,506       21,283       11,701
  Franchise and other .............................       3,104        3,108        3,967        5,659        6,054
                                                      ---------    ---------    ---------    ---------    ---------
        Total cost of revenue .....................      88,101       69,178       41,473       26,942       17,755
                                                      ---------    ---------    ---------    ---------    ---------
        Gross profit ..............................      32,364       28,533       17,611       11,325        7,959
General and administrative expenses ...............      25,668       19,413       10,314        7,053        4,565
Write off of costs in excess of assets acquired,
  severance and other costs .......................       7,536         --           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
        Operating earnings (loss) .................        (840)       9,120        7,297        4,272        3,394
Interest expense ..................................       6,866        3,368          612          375          383
Minority interest .................................        --           --           --           --             80
Share of loss of equity affiliate .................        --           --           --           --             27
                                                      ---------    ---------    ---------    ---------    ---------
        Earnings (loss) before income taxes .......      (7,706)       5,752        6,685        3,897        2,904
Income tax benefit (expense) ......................       3,200       (1,854)      (2,256)      (1,311)        (329)
                                                      ---------    ---------    ---------    ---------    ---------
        Net earnings (loss) .......................   $  (4,506)   $   3,898    $   4,429    $   2,586    $   2,575
                                                      =========    =========    =========    =========    =========
Basic earnings (loss) per share(2) ................   $   (0.70)   $    0.60    $    0.80    $    0.51         --
Diluted earnings (loss) per share(2) ..............   $   (0.70)   $    0.58    $    0.78    $    0.48         --
Basic weighted average common shares(2) ...........       6,475        6,467        5,565        5,092         --
Diluted weighted average common shares(2) .........       6,475        6,713        5,694        5,417         --
PRO FORMA INFORMATION:
  Historical net earnings before income taxes .....                                                        $   2,904
  Pro forma adjustments to earnings before taxes ..                                                            1,207
                                                                                                           ---------
  Pro forma earnings before income taxes ..........                                                            4,111
  Pro forma income tax expense ....................                                                            1,562
                                                                                                           ---------
  Pro forma net earnings(1)(2) ....................                                                        $   2,549
                                                                                                           =========


                                                         1999        1998          1997        1996         1995
                                                      ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Working capital ...................................   $   9,367    $   9,235    $   3,626    $   2,914    $   2,896
Total assets ......................................     104,134      111,782       37,077       19,758       13,702
Total short-term debt and current portion of
  long-term debt ..................................       2,463        2,155        1,619        1,109          557
Total long-term debt, excluding current portion ...      50,230       50,310        1,292        5,059        1,632
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures ..................      15,542       15,492         --           --          --
Total stockholders' equity ........................      29,154       33,648       30,092       11,676        9,007

NUMBER OF SHOPPES(3):
Company operations ................................      11,186       10,671        6,166        3,967        2,057
Franchise operations ..............................       1,878        1,998        3,952        3,981        3,455
                                                      ---------    ---------    ---------    ---------    ---------
        Total .....................................      13,064       12,669       10,118        7,948        5,512
                                                      =========    =========    =========    =========    =========

------------

(1) During the period through August 1995, the Company and each of the Chicago Toy Company, the Georgia Toy Company, Inland Merchandising, Inc., Lehigh Valley Toy Company, Performance Merchandising, Inc., Southwest Coin Company, Sugarloaf, Ltd. and Sugarloaf Marketing Inc. (the "Affiliated Entities"), were organized as either S corporations or a partnership and the taxable income of the Company and the Affiliated Entities was attributable directly to their respective stockholders or partners during such periods. Accordingly, net earnings have been adjusted to reflect federal and state income taxes as if such taxes had been incurred for such period at an estimated effective rate of 38%. See Note 1 of Notes to the Consolidated Financial Statements included herein.

(2) Net earnings per share and weighted average common shares are not presented for 1995 because the Company and each of the Affiliated Entities were organized as S corporations or a partnership.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company and its franchisees own and operate Shoppes that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in Retail Accounts and similar high traffic locations and the Company typically pays 25-30% of gross revenue to the location owner as a location commission. The Company has also introduced new types of complementary vending and amusement machines at existing Shoppe locations. At December 31, 1999, the Company was operating in 41 states with a national network of 38 offices and there were 12 Company franchisees operating in 15 territories in the United States and one territory in British Columbia. The Company sells both machines and product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees' gross machine revenue.

    For the year ended December 31, 1999, over 86% of the Company's revenue and gross profit were derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

    Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees and non-franchisee customers. Product sold to the franchisees and non-franchisee customers consists of goods to vend in Shoppes. Equipment sales to the franchisees have been done on a pass-through basis from the Company's main suppliers. The Company anticipates that franchise and other revenue will decrease in the future as a result of the closure of the Company's Plush 4 Play operation in the third quarter of 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

Revenue

    The Company's total revenue increased 23.3% from $97.7 million in 1998 to $120.5 million in 1999. Vending revenue increased $23.0 million or 24.7% in 1999 to $115.8 million, primarily as a result of a 26.8% increase in the average number of Shoppes in use during 1999 over the average number of Shoppes in use during 1998.

    Franchise and other revenue decreased $227,000 or 4.7% in 1999 as compared to 1998, due to the closure of Plush 4 Play, the acquisition of Company franchises and lower equipment sales to franchisees.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $18.9 million in 1999 to $85.0 million. The vending operations' contribution to 1999 gross profit increased to $30.8 million, which represents a 15.1% increase over gross profit from vending operations realized in 1998. The vending gross profit achieved in 1999 was 26.6% of vending revenue, which represents a 2.2 percentage point decrease from the gross profit percentage achieved in 1998. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 1999 was 33.4% of vending revenue, which is 1.9 percentage points lower than in 1998. The cash vending gross profit achieved during the fourth quarter of 1999 was 34.4%, which is .7 percentage points higher that the comparable period in 1998. In 1999, the decline in vending margin resulted primarily from higher average cost of product and higher location commissions compared to 1998.

    Gross profit on franchise and other revenue in 1999 decreased to $1.5 million, or 33% of franchise and other revenue, which is 3.0 percentage points lower than the gross margin achieved in 1998. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from increased warehousing costs partially offset by lower 1999 equipment sales that are at lower margins than product sales to franchisees and non-franchisees.

Operating Expense

    General and administrative expense as a percentage of revenue for 1999 increased to 21.3% (excluding the one-time charges recorded in the third quarter of 1999), as compared to 19.9% of revenue in 1998. The increase in general and administrative expenses resulted primarily from additional operating offices, amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during the second and third quarters of 1998. The Company anticipates higher general and administrative expenses to continue into 2001.

Operating Earnings (Loss)

    The operating loss in 1999 is $840,000 as compared to operating earnings of $9.1 million, or 9.3% of total revenue for 1998. The decrease in operating results is primarily attributable to the write off of costs in excess of assets acquired related to Plush 4 Play, one-time severance costs and other costs recorded by the Company in the third quarter of 1999 and higher operating expenses as discussed above.

Non Operating Income (Expense)

    Interest expense increased $3.5 million to $6.9 million in 1999 as compared to 1998. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates. In addition, the Company, in September 1998, issued $17 million of Ascending Rate (10.5% at December 31, 1999) Cumulative Trust Preferred Securities.

Net Earnings (Loss) and Earnings (Loss) Per Share

      The net loss for the year ended December 31, 1999 was $4.5 million, as compared to net earnings of $3.9 million for 1998. The diluted loss per share for 1999 was $0.70, compared to diluted net earnings per share of $0.58 in 1998.

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

    During the third quarter of 1998, the Company found it necessary to handle its own plush product warehousing in the Seattle area due to increased product requirements and insufficient space available at the public warehouse previously used by the Company. Approximately 90% of the additional cost associated with moving product from two warehouse facilities negatively affected vending gross profit during the fourth quarter of 1998. The remaining 10% of additional cost negatively affected gross profit on franchise and other revenue.

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

Operating Expense

    General and administrative expenses as a percentage of revenue increased to 19.9% in 1998, as compared to 17.5% of revenue in 1997. The increase in general and administrative expenses resulted primarily from additional operating offices, amortization of goodwill and other general and administrative expenses related to the acquisitions made by the Company during the second and third quarters of 1998. The Company anticipates higher general and administrative expenses to continue into 1999. The higher general and administrative expenses also reflect redundant accounting and management information functions associated with the Company's recent acquisitions that the Company plans to integrate and absorb during the first quarter of 1999.

Operating Earnings

    Operating earnings in 1998 increased 25.0% to $9.1 million or 9.3% of total revenue, which are, as a percentage of total revenue, 3.1 percentage points lower than the operating earnings achieved in 1997. The increase in operating earnings results primarily from the 74.6% increase in the average number of Shoppes in place during 1998 compared to the average number in place in 1997. The effect of the increase in Shoppes, however, has been offset by negative Shoppe performance during the fourth quarter of 1998, higher warehousing costs and the increase in general and administrative expenses experienced in 1998 compared to 1997.

Non Operating Income (Expense)

    Interest expense increased $2.8 million to $3.4 million in 1998 as compared to 1997. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Net Earnings and Earnings Per Share

      Net earnings for the year ended December 31, 1998 were $3.9 million, or 4% of total revenue, as compared to net earnings of $4.4 million, or 7.5% of total revenue, during 1997. Diluted earnings per share for 1998 decreased 25.6% to $0.58, as compared to $0.78 per share in 1997.

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

    Net cash provided by operating activities was $7.4 million, $8.4 million and $8.4 million in 1999, 1998 and 1997, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

    Net cash used in investing activities was $9.3 million, $67.3 million and $16.1 million in 1999, 1998 and 1997, respectively. Capital expenditures amounted to $8.3 million, $23.5 million and $12.2 million in 1999, 1998 and 1997, respectively, of which $7.9 million, $19.6 million and $9.0 million were used for the acquisition of amusement vending skill machines. The acquisition of franchisees and others used $180,000, $43.0 million and $3.7 million in 1999, 1998 and 1997, respectively.

    Net cash provided by financing activities was $228,000, $59.2 million and $8.9 million in 1999, 1998 and 1997, respectively. In 1999, activities consisted primarily of borrowings on the Credit Facility and principal payments on long-term debt. In 1998, activities consisted primarily borrowings on the Credit Facility and the issuance of Trust Preferred Securities that provided $15.5 million. In 1997 the issuance of Common Stock primarily in connection with the Company's follow-on offering, provided $14.0 million.

    Under its current Credit Facility, the Company may borrow up to $55.0 million, less an interest reserve of $955,000, at a rate based on the bank's prime interest rate or, at the Company's option, an interest rate based on the current LIBOR rate. The interest reserve will be reduced quarterly, as interest payments are made on the Trust Preferred Securities. The effective rate at December 31, 1999 was 9.69%. The Credit Facility is available through July 13, 2001 and at December 31, 1999 there was a principal amount of approximately $49.0 million outstanding and $4.6 million available under the facility. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at December 31, 1999.

    The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds generated from operations and borrowings available under its Credit Facility and the Company's ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

                                  RISK FACTORS

    This report contains forward-looking statements. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

    Shoppe Performance. A primary key to the financial success of the Company is the weekly revenue generated per Shoppe, which has a history of fluctuating. The Company has attributed some of this fluctuation to the effectiveness of its product mix and has taken steps to address this problem; however, there can be no assurance that such efforts will continue to have a positive impact on the performance of the Shoppes. The average weekly revenue generated per Shoppe may decline or fluctuate in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under the Credit Facility ($4.6 million at December 31, 1999) for a number of purposes, including future acquisitions of franchisees. Further use of funds from the Credit Facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders' equity and cash flow. As a result of the issuance of the Ascending Rate Cumulative Trust Preferred Securities and the amount the Company owes pursuant to the Credit Facility, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company's operating cash flow will be sufficient to meet its debt service obligations under the Credit Facility. The Company's leverage also could limit its ability to effect future financings or may otherwise restrict the Company's operations and growth.

    Trade Relations and Dependence on Major Accounts. The Company's largest account, Wal-Mart, accounted for approximately 34% of total revenue in 1999. The Company is currently negotiating a new contract with Wal-Mart to replace the previous contract. There can be no assurance that the Company will be successful in obtaining a new Wal-Mart contract. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition. The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations and acquisition candidates. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's Shoppes also compete with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites within retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with Retail Accounts targeted by the Company to compete readily with the Company in certain markets.

    Dependence on Suppliers and Foreign Sourcing. Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also could be affected by labor strikes in the sea shipping, trucking and railroad industries, all of which the Company utilizes to varying degrees. Although the Company believes that alternative means of transportation would be available for its products in the event of a labor strike affecting a particular mode of transportation, such a disruption could increase the Company's transportation costs and thereby reduce its profit margins in a particular period. The Company does not have a long-term supply agreement with any of its crane suppliers. While the Company believes that it will continue to be able to purchase skill-crane machines from existing or alternative suppliers, no assurance can be given that skill-cranes will be available on a cost-efficient basis or that shortages or other disruptions in the Company's sources of supply for skill-crane machines and components would not have a material and adverse effect on the Company's business, financial condition and results of operations.

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

    Dependence on Key Employees. The Company's success to date has been dependent in part upon the efforts and abilities of Randall J. Fagundo (its Chief Executive Officer and President), W. John Cash (its Senior Vice President, Chief Financial Officer, Treasurer and Secretary), Robert A. Kaslon (its Senior Vice President of Merchandising) and certain other key personnel. The Company's continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does not maintain any "key man" insurance. In addition, executives or other employees with knowledge of the Company's operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 22.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption election of directors appearing in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

     Executive Officers of the Registrant. At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers of the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant are set forth under the caption EXECUTIVE OFFICERS appearing in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

     Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, during the fiscal year ended December 31, 1999, all directors, officers or more than ten percent stockholders timely filed their Form 3's and Form 4's, except for Richard D. Jones who failed to file a timely Form 4 related to the sale of 1,000 shares of common stock.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION appearing in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers and the amount of such shares with respect to which certain of the directors and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN TRANSACTIONS appearing in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         3.1+     -- Certificate of Incorporation of the Registrant.
         3.2+     -- Bylaws of the Registrant.
         3.3*     -- Certificate of Designation of Series A Junior Participating
                     Preferred Stock of the Registrant.
         4.1+     -- Reference is made to Exhibits 3.1 and 3.2.
         4.2+     -- Specimen Stock Certificate.
         4.3@     -- Certificate of Trust of American Coin Merchandising Trust
                     I.
         4.4@     -- Trust Agreement of American Coin Merchandising Trust I.
         4.5@     -- Amended and Restated Trust Agreement of American Coin
                     Merchandising Trust I.
         4.6@     -- Form of Junior Subordinated Indenture between the
                     Registrant and Wilmington Trust Company, as Trustee.
         4.7@     -- Form of Guarantee Agreement with respect to Trust Preferred
                     Securities of American Coin Merchandising Trust I.
         4.8@     -- Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.
         4.9@     -- Form of Certificate Evidencing Trust Preferred Securities.
         4.10@    -- Form of Certificate Evidencing Trust Common Securities.
         4.11@    -- Form of Ascending Rate Junior Subordinated Deferrable
                     Interest Debenture.
         4.12*    -- Rights Agreement dated as of April 29, 1999 between the
                     Registrant and Norwest Bank Minnesota, N.A.
         4.13*    -- Form of Rights Certificate.
         10.1+    -- Form of Indemnity Agreement to be entered into between the
                     Registrant and its directors and executive officers.
         10.2+X   -- Amended and Restated Stock Option Plan of the Registrant
                     (the "Option Plan").
         10.3+    -- Form of Incentive Stock Option under the Option Plan.
         10.4+    -- Form of Nonstatutory Stock Option under the Option Plan.
         10.5+X   -- 1995 Non-Employee Director Stock Option Plan (the "Director
                     Plan").
         10.6+    -- Form of Nonstatutory Stock Option under the Director Plan.
         10.35#   -- Commercial Lease Amendment Agreement, between the
                     Registrant and Technical Building Company, dated as of November 20, 1997.
         10.36@** -- Reducing Revolving Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 10, 1998. 10.37@** -- Amendment No. 1 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated June 30, 1998.
         10.41o   -- Amendment No. 2 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated September 23, 1998.
         10.42&   -- Amendment No. 3 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated February 26, 1999.
         10.43&X  -- Management Transition Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999.
         10.44&   -- Voting Agreement between the Registrant and Jerome M.
                     Lapin, dated April 7, 1999.
         10.45&   -- Stock Restriction Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999.
         10.46    -- Amendment No. 4 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated May 28, 1999
         11.1     -- Computation of Per Share Earnings.

         23.1     -- Consent of KPMG LLP.
         27       -- Financial Data Schedule.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

@ Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

o Incorporated by reference to the Company's Current Report on Form 8-K, dated October 2, 1998.

& Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

* Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

X Indicates management contract or compensatory plan, contract or arrangement.

     (b) REPORTS ON FORM 8-K.

          None.

                        AMERICAN COIN MERCHANDISING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                 PAGE
Independent Auditors' Report..................................    F-1

Consolidated Financial Statements:

     Balance Sheets...........................................    F-2

     Statements of Operations.................................    F-3

     Statements of Stockholders' Equity.......................    F-4

     Statements of Cash Flows.................................    F-5

     Notes to Financial Statements............................    F-6

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

    We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




KPMG LLP




Boulder, Colorado
February 23, 2000

                        AMERICAN COIN MERCHANDISING, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          DECEMBER 31,
                                                                                        1999        1998
                                                                                     ---------    ---------
                                                  ASSETS
Current assets:
   Cash and cash equivalents .....................................................   $     579    $   2,247
   Trade accounts and other receivables, net .....................................         691        1,814
   Inventories, net ..............................................................      14,806       12,579
   Prepaid expenses and other assets .............................................       2,260        1,581
                                                                                     ---------    ---------
       Total current assets ......................................................      18,336       18,221
                                                                                     ---------    ---------

Property and equipment, at cost:
   Vending machines ..............................................................      53,079       46,704
   Vehicles ......................................................................       6,866        7,082
   Office equipment, furniture and fixtures ......................................       4,003        3,074
                                                                                     ---------    ---------
                                                                                        63,948       56,860
   Less accumulated depreciation .................................................     (20,305)     (13,381)
                                                                                     ---------    ---------
       Property and equipment, net ...............................................      43,643       43,479

Placement fees, net of accumulated amortization of $1,090 in 1999 and $460 in
 1998.............................................................................         930          732
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $3,904 in 1999 and $1,817 in 1998 .............................      38,247       48,333
Other assets, net of accumulated amortization of $460 in 1999 and $199 in 1998 ...       1,350        1,017
Deferred tax assets ..............................................................       1,628         --
                                                                                     ---------    ---------

       Total assets ..............................................................   $ 104,134    $ 111,782
                                                                                     =========    =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .............................................   $   2,463    $   2,155
   Accounts payable ..............................................................       4,167        3,441
   Accrued commissions ...........................................................       1,595        1,630
   Other accrued expenses ........................................................         744        1,760
                                                                                     ---------    ---------
       Total current liabilities .................................................       8,969        8,986
                                                                                     ---------    ---------

Long-term debt, net of current portion ...........................................      50,230       50,310
Other liabilities ................................................................         239        2,000
Deferred income taxes ............................................................        --          1,346
                                                                                     ---------    ---------
       Total liabilities .........................................................      59,438       62,642
                                                                                     ---------    ---------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures .................................      15,542       15,492

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ..........        --           --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,480 shares in 1999 and 6,475 1998) ............................          65           65
   Additional paid-in-capital ....................................................      22,001       21,989
   Retained earnings .............................................................       7,088       11,594
                                                                                     ---------    ---------
       Total stockholders' equity ................................................      29,154       33,648
                                                                                     ---------    ---------
Commitments
       Total liabilities and stockholders' equity ................................   $ 104,134    $ 111,782
                                                                                     =========    =========


          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                    1999        1998          1997
                                                                 ---------    ---------    ---------
Revenue:
   Vending ...................................................   $ 115,835    $  92,854    $  52,866
   Franchise and other .......................................       4,630        4,857        6,218
                                                                 ---------    ---------    ---------
       Total revenue .........................................     120,465       97,711       59,084
                                                                 ---------    ---------    ---------

Cost of revenue:
   Vending, excluding related depreciation and amortization ..      77,100       60,066       34,643
   Depreciation and amortization .............................       7,897        6,004        2,863
                                                                 ---------    ---------    ---------
       Total cost of vending .................................      84,997       66,070       37,506
   Franchise and other .......................................       3,104        3,108        3,967
                                                                 ---------    ---------    ---------
       Total cost of revenue .................................      88,101       69,178       41,473
                                                                 ---------    ---------    ---------

       Gross profit ..........................................      32,364       28,533       17,611

General and administrative expenses ..........................      22,141       17,526        9,885
Depreciation and amortization ................................       3,527        1,887          429
Write off of costs in excess of assets acquired, severance and
   other costs ...............................................       7,536         --           --
                                                                 ---------    ---------    ---------

       Operating (loss) earnings .............................        (840)       9,120        7,297

Interest expense, net ........................................       6,866        3,368          612
                                                                 ---------    ---------    ---------

       (Loss) earnings before taxes ..........................      (7,706)       5,752        6,685

Income tax benefit (expense) .................................       3,200       (1,854)      (2,256)
                                                                 ---------    ---------    ---------

       Net (loss) earnings ...................................   $  (4,506)   $   3,898    $   4,429
                                                                 =========    =========    =========

       Basic (loss) earnings per share of common stock .......   $   (0.70)   $    0.60         0.80
       Diluted (loss) earnings per share of common stock .....       (0.70)        0.58         0.78
       Basic weighted average common shares ..................       6,475        6,467        5,565
       Diluted weighted average common shares ................       6,475        6,713        5,694


          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     UNEARNED
                                                                       STOCK                  TOTAL
                                                        ADDITIONAL    OPTION                  STOCK-
                                               COMMON     PAID-IN     COMPEN-    RETAINED    HOLDERS'
                                                STOCK     CAPITAL     SATION     EARNINGS     EQUITY
                                              --------   --------    --------    --------    --------
DECEMBER 31, 1996 .........................   $     51   $  8,407    $    (49)   $  3,267    $ 11,676

   Issuance of 1,000,000 common
     stock in public offering, net ........         10     13,915        --          --        13,925
   Amortization of deferred compensation ..       --         --            22        --            22
   Exercise of employee stock options .....          4         39        --          --            43
   Termination of employee stock options ..       --           (9)          6        --            (3)
   Net earnings ...........................       --         --          --         4,429       4,429
                                              --------   --------    --------    --------    --------

DECEMBER 31, 1997 .........................         65     22,352         (21)      7,696      30,092

   Acquisition of 70,000 warrants to
     purchase common stock ................       --         (492)       --          --          (492)
   Amortization of deferred compensation ..       --         --            19        --            19
   Exercise of employee stock options .....       --          131        --          --           131
   Termination of employee stock options ..       --           (2)          2        --          --
   Net earnings ...........................       --         --          --         3,898       3,898
                                              --------   --------    --------    --------    --------

DECEMBER 31, 1998 .........................         65     21,989        --        11,594      33,648

   Issuance of 5,125 shares of common stock
     in employee stock purchase plan ......       --           12        --          --            12
   Net loss ...............................       --         --          --        (4,506)     (4,506)
                                              --------   --------    --------    --------    --------

DECEMBER 31, 1999 .........................   $     65   $ 22,001    $     --    $  7,088    $ 29,154
                                              ========   ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                             1999        1998        1997
                                                                           --------    --------    --------
Operating activities:
   Net (loss) earnings .................................................   $ (4,506)   $  3,898    $  4,429
   Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
       Depreciation and amortization ...................................     11,950       8,092       3,292
       Write off of costs in excess of assets acquired, severance and
         other costs ...................................................      7,536        --          --
       Compensation expense related to stock options ...................       --            19          19
       Deferred income tax (benefit) expense ...........................     (3,200)        925         463
       Changes in operating assets and liabilities, net of acquisitions:
           Trade accounts and other receivables ........................      1,123        (878)       (332)
           Inventories .................................................     (2,227)     (4,046)     (1,026)
           Prepaid expenses and other assets ...........................     (1,223)     (2,295)       (233)
           Income taxes payable ........................................       --          (317)         38
           Accounts payable, accrued expenses and other liabilities ....     (2,086)      2,995       1,701
                                                                           --------    --------    --------
         Net cash provided by operating activities .....................      7,367       8,393       8,351
                                                                           --------    --------    --------

Investing activities:
   Acquisitions of property and equipment, net .........................     (8,267)    (23,475)    (12,168)
   Acquisitions of franchisees and others ..............................       (180)    (43,036)     (3,669)
   Placement fees ......................................................       (828)       (746)       (242)
                                                                           --------    --------    --------
         Net cash used in investing activities .........................     (9,275)    (67,257)    (16,079)
                                                                           --------    --------    --------

Financing activities:
   Issuance of company obligated mandatorily redeemable
     preferred securities, net of discount and issuance costs ..........       --        15,479        --
   Net borrowings (payments) on credit facility ........................      2,386      46,610      (3,787)
   Principal payments on long-term debt ................................     (2,158)     (1,872)       (620)
   Principal payments on notes payable to Control Group ................       --          (674)       (675)
   Acquisition of warrants .............................................       --          (492)       --
   Issuance of common stock, net of offering costs .....................         12         131      13,968
                                                                           --------    --------    --------
         Net cash provided by financing activities .....................        240      59,182       8,886
                                                                           --------    --------    --------

         Net increase (decrease) in cash and cash equivalents ..........     (1,668)        318       1,158

Cash and cash equivalents at beginning of year .........................      2,247       1,929         771
                                                                           --------    --------    --------

Cash and cash equivalents at end of year ...............................   $    579    $  2,247    $  1,929
                                                                           ========    ========    ========



          See accompanying notes to consolidated financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At December 31, 1999, the Company had 38 field offices with operations in 41 states. The Company also sells products to franchisees. At December 31, 1999 there were 12 franchisees operating in 16 territories.

2. ACQUISITIONS

     During 1999, the Company acquired certain assets and the business operations of one of its franchisees for approximately $180,000 in cash. The Company has recorded approximately $159,000 of costs in excess of assets acquired as a result of this acquisition that was accounted for using the purchase method of accounting.

     During the third quarter of 1999, the Company renegotiated a major contract that was originally assumed with the acquisition of Plush 4 Play. Company-owned equipment and personnel replaced the equipment and group operators previously utilized by Plush 4 Play to service these account locations; therefore, substantially all of the assets and operations obtained in the Plush 4 Play acquisition no longer have value to the Company. The remaining $6.3 million of net costs in excess of assets acquired and other costs associated with the Plush 4 Play acquisition were written off.

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

     Also during 1998, the Company acquired certain assets and the business operations of two franchisees, the operating assets of a video game, skill-crane and redemption company, a bulk vending company, certain assets of a kiddie ride company and certain assets of a skill-crane vending management and wholesale distributor of plush products, collectively, for approximately $20,645,000. Of this amount, $13,455,000 was paid in cash with the balance to be paid over three-year periods in accordance with the terms of promissory notes issued in connection with the acquisitions. The Company has recorded approximately $16,211,000 of costs in excess of assets acquired as a result of these acquisitions that were accounted for using the purchase method of accounting. The Company had recognized $2,000,000 of additional consideration in 1998 for a contingent earn-out as management believed that attaining the earn-out was probable. Approximately $600,000 was paid to the former owners in 1999 under the earn-out agreement. The remaining $1,400,000 was removed from costs in excess of assets acquired and from accrued liabilities in 1999 when the final amount of the earn-out was determined.

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

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

     RECLASSIFICATIONS
     Certain amounts for prior periods have been reclassified to conform to the December 31, 1999 presentation.

                        AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

     YEAR ENDED DECEMBER 31,                                  1999       1998      1997
                                                            -------    -------   -------
Cash paid during the year:
  Interest ..............................................   $ 6,902    $ 2,588   $   640
  Income taxes ..........................................        23      1,803     1,755
Significant noncash investing and financing activities:
  Notes payable issued for acquisitions of franchisees...        --      5,490     1,825
  Earn-out and hold backs related to acquisition ........    (1,442)     2,500        --

4. CREDIT FACILITY

    Under its current reducing revolving loan agreement (the "Credit Facility"), the Company may borrow up to $55.0 million, less an interest reserve of $955,000, at a rate based on the bank's prime interest rate or, at the Company's option, an interest rate based on the then current LIBOR rate. The effective rate at December 31, 1999 was 9.69%. The interest reserve will be reduced quarterly, as interest payments are made on the trust preferred securities. The Credit Facility is available through July 13, 2001 and at December 31, 1999 there was a principal amount of approximately $49.0 million outstanding and $4.6 million available under the Facility. The Credit Facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at December 31, 1999.

     At December 31, 1999 approximately $115,000 of the credit facility was committed on open letters of credit for inventory on order but not yet received.

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                  1999        1998
                                                                                --------    --------
Bank reducing revolving loan (see note 4) ....................................  $ 48,996    $ 46,610
Notes payable to former franchisees and others, due in monthly and quarterly installments with interest ranging from 8% to 9%; final payments at various
  dates through November 1, 2001, secured by certain property and equipment...     3,697       5,855
                                                                                --------    --------
   Total long-term debt ......................................................    52,693      52,465
Less current portion .........................................................    (2,463)     (2,155)
                                                                                --------    --------
   Long-term debt, net of current portion ....................................  $ 50,230    $ 50,310
                                                                                ========    ========

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

     YEAR ENDING DECEMBER 31,
               2000 ...............................   $ 2,463
               2001 ...............................    50,230
                                                      -------
                                                      $52,693
                                                      =======

                       AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

7. INCOME TAXES

     Income tax (benefit) expense consists of the following (in thousands):

YEAR ENDED DECEMBER 31,     1999       1998      1997
                          -------    -------   -------
   CURRENT
     Federal ..........   $  --      $   785   $ 1,507
     State ............      --          144       286
                          -------    -------   -------
                             --          929     1,793
                          -------    -------   -------
   DEFERRED
     Federal ..........    (2,812)       779       393
     State ............      (388)       146        70
                          -------    -------   -------
                           (3,200)       925       463
                          -------    -------   -------

                          $(3,200)   $ 1,854   $ 2,256
                          =======    =======   =======

     A reconciliation of the expected tax (benefit) expense, assuming income
(loss) before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows (in thousands):

YEAR ENDED DECEMBER 31,                                          1999       1998       1997
                                                               -------    -------    -------
     Expected tax (benefit) expense at the federal statutory
     rate ..................................................   $(2,620)   $ 1,956    $ 2,273
     State income taxes, net of federal taxes ..............      (305)       228        265
     Change in valuation allowance .........................      (270)      (270)      (292)
     Other, net ............................................        (5)       (60)        10
                                                               -------    -------    -------

                                                               $(3,200)   $ 1,854    $ 2,256
                                                               =======    =======    =======

                       AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows (in thousands):

DECEMBER 31,                                           1999       1998
                                                     -------    -------
DEFERRED TAX ASSETS:
     Costs in excess of assets acquired-basis
       and amortization differences ..............   $   331    $   959
     Net operating loss carry forward ............     4,755       --
     Allowance for doubtful receivables ..........        91       --
     Inventory reserves ..........................       135       --
     Valuation allowance .........................      --          270
                                                     -------    -------
                                                       5,312        689
DEFERRED TAX LIABILITIES--
     property and equipment-basis and
       depreciation differences ..................    (3,458)    (2,035)
                                                     -------    -------

                                                     $ 1,854    $(1,346)
                                                     =======    =======

8. RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10% of compensation. The Company's matching contributions totaled $319,000, $183,000 and $113,000 in 1999, 1998 and 1997, respectively.

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at July 1 or the end of each quarterly stock purchase period. The Company issued 5,125 shares of common stock during 1999 pursuant to this plan at an average price per share of $2.34.

9. COMMITMENTS

     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and certain types of equipment. These leases expire at various times over the next four years. Rent expense under these leases totaled $2,063,000, $1,087,000 and $489,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum commitments under operating lease arrangements as of December 31, 1999 are as follows (in thousands):

               2000....................................... $   2,118
               2001.......................................     1,694
               2002.......................................       980
               2003.......................................       368
                                                            --------
                 Total.................................... $   5,170
                                                            ========

10. STOCK OPTIONS

     The Company has two fixed option plans. Under the terms of the amended and restated stock option plan (the "Option Plan"), the Company may grant to employees, consultants and advisors up to 1,400,000 shares of common stock. Under the Option Plan, the Company may grant both incentive stock options and non-statutory stock options, and the maximum term is ten years. Non-statutory options may be granted at no less than 85% of the fair value of the common stock at the date of grant. Stock options granted under the Option Plan vest over three to five year periods.

                       AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Under terms of the amended 1995 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), the Company may grant to non-employee directors options to purchase up to 100,000 shares of common stock. Under the Directors Plan, options granted vest over a three-year period and have a maximum term of ten years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair value under the plans. The compensation cost that has been charged against earnings for options granted at a price less than fair value was $19,000 in 1998 and 1997, respectively. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                      1999         1998       1997
                                                    -------      -------    -------
Net (loss) earnings                As reported      $(4,506)     $ 3,898    $ 4,429
                                   Pro forma         (5,336)       3,642      4,234

Diluted (loss) earnings per share  As reported      $ (0.70)     $  0.78    $  0.48
                                   Pro forma          (0.82)        0.74       0.46

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: no dividend yield; expected volatility of 73 percent for 1999, 66 percent for 1998 and 60 percent for 1997; risk-free interest rates of 6.8 percent in 1999, 5.0 in 1998 and 6.0 percent in 1997; and expected lives of six years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                     1999                   1998                  1997
                              --------------------   -------------------   --------------------
                                        WEIGHTED-              WEIGHTED-              WEIGHTED-
                                         AVERAGE                AVERAGE                AVERAGE
                                         EXERCISE               EXERCISE               EXERCISE
    FIXED OPTIONS              SHARES     PRICE       SHARES     PRICE      SHARES      PRICE
    -------------             -------    --------    -------    --------   --------    --------
Outstanding at beginning
   of year ...............    461,417    $   8.30    316,000    $   7.75    440,797    $   1.51
Granted ..................    308,500        5.76    194,950        9.00    215,500        8.73
Exercised ................       --          --      (22,165)       5.81   (329,630)        .13
Forfeited ................    (97,900)       8.52    (27,368)       8.88    (10,667)       5.53
                              -------                -------               --------
Outstanding at end of
   year ..................    672,017        7.10    461,417        8.30    316,000        7.75
                              =======                =======               ========
Options exercisable at
   year-end ..............    280,397                108,227                 63,667

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            ---------------------------------------------------    ------------------------------
               RANGE                       WEIGHTED AVERAGE
                 OF            NUMBER         REMAINING        WEIGHTED AVERAGE      NUMBER      WEIGHTED AVERAGE
          EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
          ---------------   -----------    ----------------    ----------------    -----------    ---------------
           $4.00 to  7.00      358,667           8.9                  $5.69           184,167           $5.63
            7.50 to 10.00      313,350           8.1                   8.71            96,230            8.62
                               -------                                               --------
            4.00 to 10.00      672,017           8.5                   7.10           280,397            6.67
                               =======                                                =======

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

     WARRANTS
     In March 1998, the Company repurchased for $492,000, including acquisition costs, warrants exercisable for 70,000 shares of its Common Stock from an underwriter. The Company initially issued warrants to purchase 125,000 shares of its Common Stock with an exercise price of $8.40 per share as partial compensation for acting as the Company's underwriter in its initial public offering in October 1995. After this purchase, the underwriter retained warrants exercisable for 55,000 shares of the Company's Common Stock, these warrants expired on October 18, 1999.

12. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:
       SUPPLIERS
     Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority are purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's financial performance.

       CUSTOMERS
     During 1999, the Company had vending machines placed with one retail customer that accounted for 34% of the Company's revenue.

                       AMERICAN COIN MERCHANDISING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. (LOSS) EARNINGS PER SHARE

     Basic and diluted (loss) earnings per share for 1999, 1998 and 1997 were computed as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                1999           1998           1997
                                                                             -----------    -----------   -----------
Net (loss) earnings.......................................................   $(4,506,000)   $ 3,898,000   $ 4,429,000
                                                                             ===========    ===========   ===========
Common shares outstanding at beginning of year ...........................     6,475,069      6,452,904     5,123,274
     Effect of shares issued during the year .............................            14         14,088       441,993
                                                                             -----------    -----------   -----------
Basic weighted average common shares .....................................     6,475,083      6,466,992     5,565,267
Incremental shares from assumed conversions:
     Stock options .......................................................          --          220,334        97,544
     Warrants ............................................................          --           25,869        31,278
                                                                             -----------    -----------   -----------
Diluted weighted average common shares ...................................     6,475,083      6,713,195     5,694,089
                                                                             ===========    ===========   ===========
     Basic (loss) earnings per share .....................................   $     (0.70)   $      0.60   $      0.80
     Diluted (loss) earnings per share ...................................         (0.70)          0.58          0.78

14. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                            DEC. 31   SEPT. 30   JUNE 30    MAR. 31    DEC. 31   SEPT. 30   JUNE 30    MAR. 31
                                              1999      1999       1999       1999       1998      1998       1998       1998
                                            --------  --------   --------   --------   --------  --------   --------   --------
                                                                 (in thousands, except per share data)
Total revenue ............................  $ 31,190  $ 29,887   $ 30,242   $ 29,147   $ 30,545  $ 27,443   $ 20,962   $ 18,761
Total cost of revenue ....................    22,356    22,317     22,302     21,124     22,067    19,190     14,627     13,294
                                            --------  --------   --------   --------   --------  --------   --------   --------
   Gross profit ..........................     8,834     7,570      7,940      8,023      8,478     8,253      6,335      5,467
General and administrative expenses ......     6,407     6,740      6,431      6,090      6,393     5,632      3,862      3,526
Write off of costs in excess of assets
     acquired, severance and other costs .      --       7,536       --         --         --        --         --         --
                                            --------  --------   --------   --------   --------  --------   --------   --------
   Operating (loss) earnings .............     2,427    (6,706)     1,509      1,933      2,085     2,621      2,473      1,941
Interest expense .........................     1,785     1,724      1,686      1,674      1,659     1,230        361        118
                                            --------  --------   --------   --------   --------  --------   --------   --------
   (Loss) earnings before income taxes ...       642    (8,430)      (177)       259        426     1,391      2,112      1,823
Benefit (provision) for income taxes .....       242     3,469         58        (86)         8      (485)      (739)      (638)
                                            --------  --------   --------   --------   --------  --------   --------   --------
   Net (loss) earnings ...................  $    400  $ (4,961)  $   (119)  $    173   $    434  $    906   $  1,373   $  1,185
                                            ========  ========   ========   ========   ========  ========   ========   ========

 Basic (loss) earnings per share .........  $   0.06  $  (0.77)  $  (0.02)  $   0.03   $   0.07  $   0.14   $   0.21   $   0.18
 Diluted (loss) earnings per share .......      0.06     (0.77)     (0.02)      0.03       0.07      0.14       0.21       0.18
 Basic weighted average common shares ....     6,475     6,475      6,475      6,475      6,472     6,470      6,469      6,457
                                            ========  ========   ========   ========   ========  ========   ========   ========
 Diluted weighted average common shares ..     6,475     6,475      6,475      6,478      6,580     6,636      6,678      6,649
                                            ========  ========   ========   ========   ========  ========   ========   ========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      AMERICAN COIN MERCHANDISING, INC.

                                      By  /s/  Randall J. Fagundo
                                          -----------------------------
                                          Randall J. Fagundo
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall J. Fagundo and W. John Cash, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

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


                       SIGNATURE                             TITLE                                 DATE
                       ---------                             -----                                 ----
    /s/  JOHN A. SULLIVAN*                           Chairman of the Board                     March 24, 2000
    --------------------------------------------
         John A. Sullivan

    /s/  RANDALL J. FAGUNDO                          President and Chief Executive             March 24, 2000
    --------------------------------------------     Officer and Director
         Randall J. Fagundo

    /s/  W. JOHN CASH*                               Senior Vice President, Chief Financial    March 24, 2000
    --------------------------------------------     Officer, Treasurer and Secretary
         W. John Cash                                (Principal Financial and Accounting
                                                     Officer)

    /s/  J. GREGORY THEISEN*                         Director                                  March 24, 2000
    --------------------------------------------
         J. Gregory Theisen

    /s/  RICHARD D. JONES*                           Director                                  March 24, 2000
    --------------------------------------------
         Richard D. Jones

    /s/  RICHARD P. BERMINGHAM*                      Director                                  March 24, 2000
    --------------------------------------------
         Richard P. Bermingham

    /s/  BRUCE W. KRYSIAK*                           Director                                  March 24, 2000
    --------------------------------------------
         Bruce W. Krysiak

    /s/  JEROME M. LAPIN*                            Director                                  March 24, 2000
    --------------------------------------------
         Jerome M. Lapin

    *  /s/ RANDALL J. FAGUNDO                                                                  March 24, 2000
       -----------------------------------------
           Randall J. Fagundo
           Attorney-in-Fact

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                       DESCRIPTION
       -------                      -----------
         3.1+     -- Certificate of Incorporation of the Registrant.
         3.2+     -- Bylaws of the Registrant.
         3.3*     -- Certificate of Designation of Series A Junior Participating
                     Preferred Stock of the Registrant
         4.1+     -- Reference is made to Exhibits 3.1 and 3.2.
         4.2+     -- Specimen Stock Certificate.
         4.3@     -- Certificate of Trust of American Coin Merchandising Trust
                     I.
         4.4@     -- Trust Agreement of American Coin Merchandising Trust I.
         4.5@     -- Amended and Restated Trust Agreement of American Coin
                     Merchandising Trust I.
         4.6@     -- Form of Junior Subordinated Indenture between the
                     Registrant and Wilmington Trust Company, as Trustee.
         4.7@     -- Form of Guarantee Agreement with respect to Trust Preferred
                     Securities of American Coin Merchandising Trust I.
         4.8@     -- Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.
         4.9@     -- Form of Certificate Evidencing Trust Preferred Securities.
         4.10@    -- Form of Certificate Evidencing Trust Common Securities.
         4.11@    -- Form of Ascending Rate Junior Subordinated Deferrable
                     Interest Debenture.
         4.12*    -- Rights Agreement dated as of April 29, 1999 between the
                     Registrant and Norwest Bank Minnesota, N.A.
         4.13*    -- Form of Rights Certificate.
         10.1+    -- Form of Indemnity Agreement to be entered into between the
                     Registrant and its directors and executive officers.
         10.2+X   -- Amended and Restated Stock Option Plan of the Registrant
                     (the "Option Plan").
         10.3+    -- Form of Incentive Stock Option under the Option Plan.
         10.4+    -- Form of Nonstatutory Stock Option under the Option Plan.
         10.5+X   -- 1995 Non-Employee Director Stock Option Plan (the "Director
                     Plan").
         10.6+    -- Form of Nonstatutory Stock Option under the Director Plan.
         10.35#   -- Commercial Lease Amendment Agreement, between the
                     Registrant and Technical Building Company, dated as of
                     November 20, 1997.
         10.36@** -- Reducing Revolving Loan Agreement between the Registrant and Wells Fargo Bank, N.A., dated as of June 10, 1998.
         10.37@** -- Amendment No. 1 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated
                     June 30, 1998.
         10.41o   -- Amendment No. 2 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated
                     September 23, 1998.
         10.42&   -- Amendment No. 3 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated
                     February 26, 1999.
         10.43&X  -- Management Transition Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999.
         10.44&   -- Voting Agreement between the Registrant and Jerome M.
                     Lapin, dated April 7, 1999.
         10.45&   -- Stock Restriction Agreement between the Registrant and
                     Jerome M. Lapin, dated April 7, 1999.
         10.46    -- Amendment No. 4 to the Reducing Revolving Loan Agreement
                     between the Registrant and Wells Fargo Bank, N.A., dated
                     May 28, 1999
         11.1     -- Computation of Per Share Earnings.
         23.1     -- Consent of KPMG LLP.
         27       -- Financial Data Schedule.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

@ Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

o Incorporated by reference to the Company's Current Report on Form 8-K, dated October 2, 1998.

& Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

* Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

X Indicates management contract or compensatory plan, contract or arrangement.