Form 10-Q
period 2000-03-31
AMERICAN COIN MERCHANDISING INC
filed 2000-05-12
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                                                                 Yes  X   No
                                                                     ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                CLASS                                          MAY 1, 2000
                -----                                         --------------
     Common Stock, $0.01 par value                           6,487,669 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX

PART 1        FINANCIAL INFORMATION.                                                                         PAGE

              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               March 31, 2000 and December 31, 1999.........................................  3

                             Consolidated Condensed Statements of Earnings for the
                               Three Months Ended March 31, 2000 and 1999...................................  4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Three Months Ended March 31, 2000............................................  5

                             Consolidated Condensed Statements of Cash Flows for the
                               Three Months Ended March 31, 2000 and 1999...................................  6

                             Notes to Consolidated Condensed Financial Statements...........................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..........................................................  8

PART II       OTHER INFORMATION.

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

                        AMERICAN COIN MERCHANDISING, INC.
                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)

                                                                                              MARCH 31,    DECEMBER 31,
                                                                                                 2000          1999
                                                                                                 ----          ----
                                                         ASSETS
Current assets:
   Cash and cash equivalents................................................................    $    963      $    579
   Trade accounts and other receivables, net................................................         478           691
   Inventories, net.........................................................................      12,090        14,806
   Prepaid expenses and other assets........................................................       2,236         2,260
                                                                                                --------      --------
       Total current assets.................................................................      15,767        18,336
                                                                                                --------      --------

Property and equipment, at cost:
   Vending machines.........................................................................      55,857        53,079
   Vehicles.................................................................................       6,680         6,866
   Office equipment, furniture and fixtures.................................................       4,161         4,003
                                                                                                --------      --------
                                                                                                  66,698        63,948

   Less accumulated depreciation............................................................     (22,366)      (20,305)
                                                                                                --------      --------
       Property and equipment, net..........................................................      44,332        43,643

Placement fees, net of accumulated amortization of $1,260 in 2000 and $1,090 in 1999........       1,355           930
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $4,464 in 2000 and $3,904 in 1999........................................      37,687        38,247
Other assets, net of accumulated amortization of $569 in 2000 and $460 in 1999..............       1,835         1,350
Deferred tax assets.........................................................................       1,481         1,628
                                                                                                --------      --------
       Total assets.........................................................................    $102,457      $104,134
                                                                                                ========      ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt........................................................    $  2,343      $  2,463
   Accounts payable.........................................................................       2,776         4,167
   Accrued commissions......................................................................       1,494         1,595
   Other accrued expenses...................................................................       1,222           744
                                                                                                --------      --------
       Total current liabilities............................................................       7,835         8,969
                                                                                                --------      --------

Long-term debt, net of current portion......................................................      49,364        50,230
Other liabilities...........................................................................         291           239
                                                                                                --------      --------
       Total liabilities....................................................................      57,490        59,438
                                                                                                --------      --------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures............................................      15,555        15,542

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued).....................          --            --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,488 shares in 2000 and 6,480 shares in 1999).............................          65            65
   Additional paid-in-capital...............................................................      22,019        22,001
   Retained earnings........................................................................       7,328         7,088
                                                                                                --------      --------
       Total stockholders' equity...........................................................      29,412        29,154
                                                                                                --------      --------
Commitments
       Total liabilities and stockholders' equity...........................................    $102,457      $104,134
                                                                                                ========      ========

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                  Consolidated Condensed Statements Of Earnings
                      (in thousands, except per share data)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2000           1999
                                                                                     ----           ----
Revenue:
   Vending......................................................................     $30,900       $27,766
   Franchise and other..........................................................         599         1,381
                                                                                     -------       -------
       Total revenue............................................................      31,499        29,147
                                                                                     -------       -------

Cost of revenue:
   Vending, excluding related depreciation and amortization.....................      20,140        18,215
   Depreciation and amortization................................................       2,117         1,943
                                                                                     -------       -------
       Total cost of vending....................................................      22,257        20,158
   Franchise and other..........................................................         555           966
                                                                                     -------       -------
       Total cost of revenue....................................................      22,812        21,124
                                                                                     -------       -------

       Gross profit.............................................................       8,687         8,023

General and administrative expenses.............................................       5,554         5,311
Depreciation and amortization...................................................         827           779
                                                                                     -------       -------

       Operating earnings.......................................................       2,306         1,933

Interest expense, net...........................................................       1,919         1,674
                                                                                     -------       -------

       Earnings before income taxes.............................................         387           259

Provision for income taxes......................................................         147            86
                                                                                     -------       -------

       Net earnings.............................................................     $   240       $   173
                                                                                     =======       =======

       Basic earnings per share of common stock.................................    $0.04         $0.03
       Diluted earnings per share of common stock...............................    $0.04         $0.03
       Basic weighted average common shares.....................................     6,480         6,475
       Diluted weighted average common shares...................................     6,480         6,478

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            Consolidated Condensed Statement Of Stockholders' Equity
                                 (In thousands)

                                                                                                        TOTAL
                                                                             ADDITIONAL                 STOCK-
                                                                  COMMON      PAID-IN      RETAINED    HOLDERS'
                                                                   STOCK      CAPITAL      EARNINGS     EQUITY
DECEMBER 31, 1999............................................        $65       $22,001      $7,088     $29,154

   Issuance of 7,475 shares of common stock in
     employee stock purchase plan............................         --            18          --          18

   Net earnings..............................................         --            --         240         240
                                                                     ---       -------      ------     -------

MARCH 31, 2000...............................................        $65       $22,019      $7,328     $29,412
                                                                     ===       =======      ======     =======

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 Consolidated Condensed Statements Of Cash Flows
                                 (In thousands)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                         2000         1999
                                                                                         ----         ----
Operating activities:
   Net earnings......................................................................    $   240      $   173
   Adjustments to reconcile net earnings to net cash provided by operating activities:

       Depreciation and amortization.................................................      3,077        2,844
       Changes in operating assets and liabilities:
           Trade accounts and other receivables......................................        213          (23)
           Inventories...............................................................      2,716        1,208
           Prepaid expenses and other assets.........................................       (423)        (681)
           Accounts payable, accrued expenses and other liabilities..................       (962)        (667)
                                                                                         -------      -------
         Net cash provided by operating activities...................................      4,861        2,854
                                                                                         -------      -------

Investing activities:
   Acquisitions of property and equipment, net.......................................     (2,914)        (937)
   Placement fees....................................................................       (595)        (189)
                                                                                         -------      -------
         Net cash used in investing activities.......................................     (3,509)      (1,126)
                                                                                         -------      -------

Financing activities:
   Net payments on credit facility...................................................       (368)        (860)
   Principal payments on long-term debt..............................................       (618)        (286)
   Employee stock purchase plan......................................................         18           --
                                                                                         -------      -------
         Net cash used in financing activities.......................................       (968)      (1,146)
                                                                                         -------      -------

         Net increase in cash and cash equivalents...................................        384          582
Cash and cash equivalents at beginning of period.....................................        579        2,247
                                                                                         -------      -------

Cash and cash equivalents at end of period...........................................    $   963      $ 2,829
                                                                                         =======      =======

     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At March 31, 2000, the Company had 33 field offices with operations in 42 states and there were 12 Company franchisees operating in 16 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 2000 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for each of the three month periods ended March 31, 2000 and 1999.

     The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   SUPPLEMENTAL DISCLOURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                     2000        1999
                                                                                     ----        ----
     Cash paid during the period:
       Interest paid............................................................    $1,299      $1,659
       Income taxes paid........................................................        51          47

3.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and dilutive earnings per share were 6,480,276 and 6,480,429, respectively, for the three months ended March 31, 2000 and 6,475,069 and 6,477,851, respectively for the three months ended March 31, 1999.

4.   INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company's Form 10-K for the year ended December 31, 1999.

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

REVENUE

     Total revenue for the first three months of 2000 increased 8.1% to $31.5 million from $29.1 million for the same period in 1999.

     Vending revenue increased $3.1 million or 11.3% for the first three months of 2000 to $30.9 million from $27.8 million for the comparable period in 1999, primarily as a result of a 5.7% increase in the average number of Shoppes in place during the first three months of 2000 compared to the average number in place during the same period in 1999.

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

     Franchise and other revenue decreased $782,000 or 56.6% to $599,000 for the first three months of 2000 as compared to the same period in 1999, due to lower product sales to franchisees and non-franchisees that results from the acquisition of franchisees and the closure of Plush 4 Play during the third quarter of 1999. The Company anticipates franchise and other revenue to remain at this level in the future.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first three months of 2000 increased $2.1 million or 10.4% to $22.3 million from $20.2 million for the comparable period in 1999. The vending operations' contribution to gross profit for the first three months of 2000 increased to $8.6 million, which represents a 13.6% increase over gross profit from vending operations realized in the same period in 1999. The vending gross profit achieved during the first quarter of 2000 was 28.0% of vending revenue, which represents a .6 percentage point increase from the gross profit percentage achieved during the first quarter of 1999. The increase in vending margin resulted primarily from lower average cost of product and direct labor partially offset by higher location commissions and vehicle expense compared to the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first quarter of 2000 was 34.8% of vending revenue, which is .4 percentage points higher than the cash vending gross profit achieved during the first quarter of 1999. The cash vending gross profit for the current quarter is also .4 percentage points higher than the cash vending gross profit achieved during the fourth quarter of 1999. The Company attributes this increase primarily to lower average product costs and lower direct labor costs.

     Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in the People's Republic of China ("China"). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers. Among other things, the loss of China's "most favored nation" status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company's business, financial condition and results of operation.

     For the first quarter of 2000, gross profit on franchise and other revenue decreased to $44,000 or 7.4% of franchise and other revenue, as compared to $415,000 or 30.1% of franchise and other revenue for the first quarter of 1999. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from lower product sales to franchisees and non-franchisees.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization increased $291,000 or 4.8% to $6.4 million for the first three months of 2000, but decreased as a percentage of revenue to 20.3% as compared to 20.9% for the comparable period in 1999, primarily as a result of higher revenues.

OPERATING EARNINGS

     Operating earnings for the first three months of 2000 increased 19.3% to $2.3 million, or 7.3% of total revenue, as compared to $1.9 million, or 6.6% of total revenue for the comparable period in 1999. The increase in operating earnings as a percentage of revenue results primarily from the higher gross margin achieved from vending operations.

INTEREST EXPENSE, NET

     Interest expense for the first three months of 2000 increased $245,000 to $1.9 million as compared to the same period in 1999. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first three months of 2000 increased 38.7% to $240,000, as compared to net earnings of $173,000 for the comparable period in 1999. Diluted earnings per share for the first three months of 2000 increased to $0.04, as compared to $0.03 for the first three months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facility and issuance of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in skill-crane machines and other amusement vending devices and payment of long-term borrowings.

     Net cash provided by operating activities was $4.9 million and $2.9 million for the three months ended March 31, 2000 and 1999, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

     Net cash used in investing activities was $3.5 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures for the three months ended March 31, 2000 and 1999 amounted to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

$2.9 million and $937,000, respectively, of which $2.8 million and $774,000 was for the acquisition of skill-crane and other machines.

     Net cash used in financing activities was $968,000 and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. Financing activities consist primarily of advances and repayments on the Company's credit facility and other debt obligations.

     Under its current credit facility, the Company may borrow up to $52.0 million at a rate based on the bank's prime interest rate or, at the Company's option, an interest rate based on the current LIBOR rate. The effective rate at March 31, 2000 was 9.94%. The credit facility is available through July 13, 2001 and at March 31, 2000 there was a principal amount of approximately $48.6 million outstanding and $2.9 million available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at March 31, 2000.

     The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds generated from operations, borrowings available under its credit facility, and the Company's ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company's foreseeable operating and capital expenditure requirements.

                           PART II. OTHER INFORMATION.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits.

                  10.47 Premier Amusement Vendor Agreement, dated
                        January 28, 2000, between the Registrant and Best Vendor Co.

                  10.48 Addendum to Premier Amusement Vendor Agreement,
                        dated January 28, 2000, between the Registrant and Best Vendor Co.

                  10.49 Addendum # 2 to Premier Amusement Vendor Agreement,
                        dated February 14, 2000, between the Registrant and Best Vendor Co.

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


                                           AMERICAN COIN MERCHANDISING, INC.

          May 12, 2000                     By:     /s/ W. John Cash
     ------------------------                 ----------------------------------
              Date                                     W. John Cash
                                                       Senior Vice President,
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.               Description                                               Page
         -----------               -----------                                               ----

            10.47       Premier Amusement Vendor Agreement, dated
                        January 28, 2000, between the Registrant and Best
                        Vendor Co.                                                            14

            10.48       Addendum to Premier Amusement Vendor Agreement,
                        dated January 28, 2000, between the Registrant and Best
                        Vendor Co.                                                            23

            10.49       Addendum # 2 to Premier Amusement Vendor Agreement,
                        dated February 14, 2000, between the Registrant and Best
                        Vendor Co.                                                            27

            11.1        Statement re:  Computation of Per Share Earnings                      28

            27          Financial Data Schedule                                               29