Form 10-Q
period 2000-06-30
AMERICAN COIN MERCHANDISING INC
filed 2000-08-11
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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
                                                         Yes   X   No
                                                             -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          OUTSTANDING AT
             CLASS                                        AUGUST 1, 2000
             -----                                        --------------

 Common Stock, $0.01 par value                               6,496,623


                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1        FINANCIAL INFORMATION.                                                                         PAGE

              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               June 30, 2000 and December 31, 1999.........................................   3

                             Consolidated Condensed Statements of Operations for the Three Months and
                               Six Months Ended June 30, 2000 and 1999.....................................   4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Six Months Ended June 30, 2000..............................................   5

                             Consolidated Condensed Statements of Cash Flows for the
                               Six Months Ended June 30, 2000 and 1999.....................................   6

                             Notes to Consolidated Condensed Financial Statements..........................   7

              Item 2.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.....................................................   8

PART II       OTHER INFORMATION.

              Item 4.   Submission of Matters to a Vote of Security Holders................................   11

              Item 6.   Exhibits and Reports on Form 8-K...................................................   11


                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                                   JUNE 30,      DECEMBER 31,
                                                                                                     2000            1999
                                                                                                 ------------    ------------
                                                        ASSETS

Current assets:
   Cash and cash equivalents ..............................................................      $        303    $        579
   Trade accounts and other receivables, net ..............................................               907             691
   Inventories, net .......................................................................            10,766          14,806
   Prepaid expenses and other assets ......................................................             2,015           2,260
                                                                                                 ------------    ------------
       Total current assets ...............................................................            13,991          18,336
                                                                                                 ------------    ------------

Property and equipment, at cost:
   Vending machines .......................................................................            62,637          53,079
   Vehicles ...............................................................................             6,547           6,866
   Office equipment, furniture and fixtures ...............................................             4,284           4,003
                                                                                                 ------------    ------------
                                                                                                       73,468          63,948
   Less accumulated depreciation ..........................................................           (24,614)        (20,305)
                                                                                                 ------------    ------------
       Property and equipment, net ........................................................            48,854          43,643

Placement fees, net of accumulated amortization of $1,499 in 2000 and $1,090 in 1999 ......             1,532             930
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $5,097 in 2000 and $3,978 in 1999 ......................................            37,128          38,247
Other assets, net of accumulated amortization of $709 in 2000 and $460 in 1999 ............             1,661           1,350
Deferred tax assets .......................................................................             1,439           1,628
                                                                                                 ------------    ------------

       Total assets .......................................................................      $    104,605    $    104,134
                                                                                                 ============    ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ......................................................      $      2,079    $      2,463
   Accounts payable .......................................................................             4,804           3,855
   Accrued commissions ....................................................................             1,301           1,595
   Other accrued expenses .................................................................             1,034           1,056
                                                                                                 ------------    ------------
       Total current liabilities ..........................................................             9,218           8,969
                                                                                                 ------------    ------------

Long-term debt, net of current portion ....................................................            49,970          50,230
Other liabilities .........................................................................               349             239
                                                                                                 ------------    ------------
       Total liabilities ..................................................................            59,537          59,438
                                                                                                 ------------    ------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ..........................................            15,568          15,542

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ...................                --              --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,497 shares in 2000 and 6,480 shares in 1999) ...........................                65              65
   Additional paid-in-capital .............................................................            22,039          22,001
   Retained earnings ......................................................................             7,396           7,088
                                                                                                 ------------    ------------
       Total stockholders' equity .........................................................            29,500          29,154
                                                                                                 ------------    ------------
Commitments
       Total liabilities and stockholders' equity .........................................      $    104,605    $    104,134
                                                                                                 ============    ============



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                     2000           1999           2000           1999
                                                                 -----------    -----------    -----------    -----------

Revenue:
   Vending ...................................................   $    30,133    $    28,800    $    61,033    $    56,566
   Franchise and other .......................................           745          1,442          1,344          2,823
                                                                 -----------    -----------    -----------    -----------
       Total revenue .........................................        30,878         30,242         62,377         59,389
                                                                 -----------    -----------    -----------    -----------

Cost of revenue:
   Vending, excluding related depreciation and amortization ..        20,050         19,519         40,190         37,735
   Depreciation and amortization .............................         2,372          1,956          4,489          3,898
                                                                 -----------    -----------    -----------    -----------
       Total cost of vending .................................        22,422         21,475         44,679         41,633
   Franchise and other .......................................           282            827            837          1,793
                                                                 -----------    -----------    -----------    -----------
       Total cost of revenue .................................        22,704         22,302         45,516         43,426
                                                                 -----------    -----------    -----------    -----------

       Gross profit ..........................................         8,174          7,940         16,861         15,963

General and administrative expenses ..........................         5,287          5,648         10,841         10,959
Depreciation and amortization ................................           807            783          1,634          1,562
                                                                 -----------    -----------    -----------    -----------

       Operating earnings ....................................         2,080          1,509          4,386          3,442

Interest expense, net ........................................         1,970          1,686          3,889          3,360
                                                                 -----------    -----------    -----------    -----------
       Earnings (loss) before income taxes ...................           110           (177)           497             82
(Provision) benefit for income taxes .........................           (42)            58           (189)           (27)
                                                                 -----------    -----------    -----------    -----------
       Net earnings (loss) ...................................   $        68    $      (119)   $       308    $        55
                                                                 ===========    ===========    ===========    ===========

       Basic earnings (loss) per share of common stock .......   $      0.01    $     (0.02)   $      0.05    $      0.01
       Diluted earnings (loss) per share of common stock .....   $      0.01    $     (0.02)   $      0.05    $      0.01
       Basic weighted average common shares ..................         6,488          6,475          6,484          6,475
       Diluted weighted average common shares ................         6,488          6,475          6,484          6,481




     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                                  TOTAL
                                                                       ADDITIONAL                 STOCK-
                                                           COMMON       PAID-IN      RETAINED     HOLDERS'
                                                            STOCK       CAPITAL      EARNINGS     EQUITY

               >
DECEMBER 31, 1999 .....................................   $       65   $   22,001   $    7,088   $   29,154

   Issuance of 16,429 shares of common stock under
     employee stock purchase plan .....................           --           38           --           38

   Net earnings .......................................           --           --          308          308
                                                          ----------   ----------   ----------   ----------

JUNE 30, 2000 .........................................   $       65   $   22,039   $    7,396   $   29,500
                                                          ==========   ==========   ==========   ==========










     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                 SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2000            1999
                                                                           ------------    ------------

Operating activities:
   Net earnings ........................................................   $        308    $         55
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ...................................          6,425           5,717
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ........................           (216)            128
           Inventories .................................................          4,040            (397)
           Prepaid expenses and other assets ...........................           (100)           (671)
           Accounts payable, accrued expenses and other liabilities ....            743            (846)
                                                                           ------------    ------------
         Net cash provided by operating activities .....................         11,200           3,986
                                                                           ------------    ------------

Investing activities:
   Acquisitions of property and equipment, net .........................         (9,859)         (3,373)
   Acquisition of franchisees and others ...............................             --            (159)
   Placement fees ......................................................         (1,011)           (362)
                                                                           ------------    ------------
         Net cash used in investing activities .........................        (10,870)         (3,894)
                                                                           ------------    ------------

Financing activities:
   Net borrowings on credit facility ...................................            604              16
   Principal payments on long-term debt ................................         (1,248)         (1,109)
   Employee stock purchase plan ........................................             38              --
                                                                           ------------    ------------
         Net cash used in financing activities .........................           (606)         (1,093)
                                                                           ------------    ------------

         Net decrease in cash and cash equivalents .....................           (276)         (1,001)
Cash and cash equivalents at beginning of period .......................            579           2,247
                                                                           ------------    ------------

Cash and cash equivalents at end of period .............................   $        303    $      1,246
                                                                           ============    ============



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At June 30, 2000, the Company had 33 field offices with operations in 45 states and there were 12 Company franchisees operating in 16 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 2000 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at June 30, 2000 and December 31, 1999, and the results of their operations for each of the three month and six month periods ended June 30, 2000 and 1999, and the cash flows for each of the six month periods then ended.

     The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                                2000      1999
                                                               -------   -------
     Cash paid during the period:
       Interest paid .......................................   $ 3,524   $ 3,023
       Income taxes paid ...................................        68        50


3.   EARNINGS PER SHARE

     Basic earnings (loss) and diluted earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and diluted earnings (loss) per share were 6,487,767 and 6,475,069 for the three months ended June 30, 2000 and 1999 and 6,484,022 and 6,481,354 for the six months ended June 30, 2000 and 1999, respectively.

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

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisee customers. Product sold to the franchisees and non-franchisees consists of goods to vend in Shoppes.

REVENUE

     Total revenue for the first six months of 2000 increased 5.0% to $62.4 million from $59.4 million for the same period in 1999. For the second quarter of 2000, total revenue increased 2.1% to $30.9 million as compared to $30.2 million for the same period in 1999.

     Vending revenue increased $4.5 million or 7.9% for the first six months of 2000 to $61.0 million from $56.6 million for the comparable period in 1999, primarily as a result of a 8.1% increase in the average number of amusement vending equipment in place during the first six months of 2000 compared to the average number in place during the same period in 1999. For the second quarter of 2000, vending revenue increased $1.3 million or 4.6% to $30.1 million as compared to the same period in 1999. The average number of amusement vending equipment in place during the second quarter of 2000 increased by 6.9% as compared to the second quarter of 1999.

     The Company has recently experienced revenue growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

     A primary key to the financial success of the Company is the weekly revenue generated per Shoppe, which has a history of fluctuating. The Company has attributed some of this fluctuation to the effectiveness of its product mix and has taken steps to address the product mix; however, there can be no assurance that such efforts will continue to have a positive impact on the performance of the Shoppes.

     Franchise and other revenue decreased $1.5 million or 52.4% to $1.3 million for the first six months of 2000 as compared to the same period in 1999 due to lower product sales to franchisees and non-franchisees that results from the acquisition of franchisees and the closure of Plush 4 Play during the third quarter of 1999. The Company anticipates franchise and other revenue to remain at this level in the future.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first six months of 2000 increased $3.0 million or 7.3% to $44.7 million from $41.6 million for the comparable period in 1999. The vending operation's contribution to gross profit for the first six months of 2000 increased to $16.4 million, which represents a 9.5% increase over gross profit from vending operations realized in the same period in 1999. The vending gross profit achieved during the first six months of 2000 was 26.8% of vending revenue, which represents a 0.4 percentage point increase from the gross profit achieved during the first six months of 1999. For the second quarter of 2000, the cost of vending increased $947,000 or 4.4% to $22.4 million from $21.5 million for the comparable period in 1999. Vending gross profit realized during the second

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

quarter of 2000 was $7.7 million or 25.6% of vending revenue as compared to $7.3 million or 25.4% for the second quarter of 1999.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first six months of 2000 was 34.2% of vending revenue, which is 0.9 percentage points higher than the cash vending gross profit achieved during the first half of 1999. The Company attributes this to a decrease in unit cost per plush toy and lower direct labor partially offset by higher location payments as compared to 1999. The cash vending gross profit for the current quarter is 1.3 percentage points lower than the cash vending gross profit achieved during the first quarter of 2000.

     Gross profit on franchise and other revenue for the first six months of 2000 decreased to $507,000 or 37.7% of franchise and other revenue, which is 1.2 percentage points higher than the gross margin percentage achieved for the same period in 1999. For the second quarter of 2000, gross profit on franchise and other revenue decreased to $463,000 or 62.1% of franchise and other revenue, as compared to $615,000 or 42.6% of franchise and other revenue for the second quarter of 1999. The increase in gross margin as a percentage of franchise and other revenue resulted from lower cost of merchandise sold to franchisees and non-franchisees.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization decreased $46,000 to $12.5 million for the first six months of 2000. As a percentage of revenue operating expenses were 20.0% or a 1.1 percentage point improvement over the comparable period in 1999, primarily as a result of reduced expenditures and higher revenues.

OPERATING EARNINGS

     Operating earnings for the first six months of 2000 increased 27.4% to $4.4 million, or 7.0% of total revenue, as compared to $3.4 million, or 5.8% of total revenue for the comparable period in 1999. The increase in operating earnings as a percentage of revenue results primarily from the improvement in gross margin achieved from the vending operation and lower general and administrative expenses.

INTEREST EXPENSE, NET

     Interest expense for the first six months of 2000 increased $529,000 to $3.9 million as compared to the same period in 1999. Interest expense for the second quarter of 2000 increased $284,000 to $2.0 million as compared to the same period in 1999. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first six months of 2000 increased to $308,000, as compared to net earnings of $55,000 for the comparable period in 1999. Net earnings for the second quarter of 2000 were $68,000 as compared to a net loss of $119,000 for the comparable period in 1999. Diluted earnings per share for the second quarter of 2000 were $0.01, as compared to a net loss per share of $0.02 for the comparable period in 1999. Diluted weighted average common shares for the second quarter of 2000 were 6,487,767 as compared to 6,475,069, which excludes the anti-dilutive effect of potential common shares, for the comparable period in 1999. Diluted earnings per share for the first six months of 2000 increased to $0.05, as compared to $0.01 for the comparable period in 1999. Diluted weighted average common shares for the first six months of 2000 were 6,484,022 as compared to 6,481,354 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facility and issuances of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in skill-crane machines and other amusement vending devices and payment of long-term borrowings.

     Net cash provided by operating activities was $11.2 million and $4.0 million for the six months ended June 30, 2000 and 1999, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Net cash used in investing activities was $10.9 million and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures for the six months ended June 30, 2000 and 1999 amounted to $9.9 million and $3.4 million, respectively, of which $9.6 million and $2.7 million was represented by the acquisition of amusement vending equipment.

     Net cash used in financing activities was $606,000 and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. Financing activities consist of advances and repayments on the Company's credit facility and other debt obligations.

     Under its current credit facility, the Company may borrow up to $51.0 million at a rate based on the bank's prime interest rate or, at the Company's option, an interest rate based on the current LIBOR rate. The effective rate at June 30, 2000 was 10.3%. The credit facility is available through July 13, 2001 and at June 30, 2000 there was a principal amount of approximately $49.6 million outstanding and $1.4 million available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the occurrence of additional debt financing and the payment of dividends. The Company was in compliance with such financial ratios and restrictions at June 30, 2000.

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

                           PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 9, 2000, at which the stockholders elected six directors to each serve until the next annual meeting of stockholders and until their successor is elected and has qualified or until such director's death, resignation or removal, ratified the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2000, approved amendment of the Company's 1995 Non-Employee Director Stock Option Plan and an increase in the aggregate number of shares of Common Stock reserved for issuance under the plan from 100,000 to 200,000 shares, and approved the adoption of the Company's Employee Stock Purchase Plan and reservation of 200,000 shares of Common Stock for issuance under such plan. Votes were cast as follows:


                                                               Votes Against
                                                Votes For       Or Withheld      Votes Abstained     Broker Non-Votes
                                                ---------      -------------     ---------------     ----------------

Election of Directors:
   John A. Sullivan...........................  4,857,416          18,819        Not Applicable       Not Applicable
   Randall J. Fagundo.........................  4,857,041          19,194        Not Applicable       Not Applicable
   Richard D. Jones...........................  4,652,391         223,844        Not Applicable       Not Applicable
   J. Gregory Theisen.........................  4,652,391         223,844        Not Applicable       Not Applicable
   Bruce W. Krysiak...........................  4,857,348          18,887        Not Applicable       Not Applicable
   Richard P. Bermingham......................  4,857,373          18,862        Not Applicable       Not Applicable

Ratification of KPMG LLP as independent
  auditors for the fiscal year ending
  December 31, 2000...........................  4,860,866           8,647             6,722                None

Approved amendment to Non-Employee
  Director Stock Option Plan
  and increase in aggregate number of
  Common Stock reserved for issuance
  under the plan from 100,000 to
  200,000 shares.............................   4,295,481         576,854             3,900                None

Approved adoption of Company Employee
  Stock Purchase Plan and reservation of
  200,000 shares of Common Stock for
  issuance under the Plan...................    4,343,712         530,623             1,900                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              11.1   Statement re: Computation of Per Share Earnings (Loss)

              27     Financial Data Schedule

                        AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERICAN COIN MERCHANDISING, INC.


          August 11, 2000               By:   /s/ W. John Cash
     ---------------------------              ----------------------------------
                Date                              W. John Cash
                                                  Senior Vice President,
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER         DESCRIPTION
         -------        -----------
          11.1          Statement re: Computation of Per Share Earnings (Loss)

          27            Financial Data Schedule