Form 10-Q
period 2000-09-30
AMERICAN COIN MERCHANDISING INC
filed 2000-11-14
CIK 949112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                 (303) 444-2559
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
             CLASS                                 NOVEMBER 1, 2000
             -----                                 ----------------
  Common Stock, $0.01 par value                       6,505,010

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX




PART 1   FINANCIAL INFORMATION.                                                                          PAGE
         Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets
                     September 30, 2000 and December 31, 1999..........................................    3

                    Consolidated Condensed Statements of Operations for the Three Months and
                     Nine Months Ended September 30, 2000 and 1999.....................................    4

                    Consolidated Condensed Statement of Stockholders' Equity for the
                     Nine Months Ended September 30, 2000..............................................    5

                    Consolidated Condensed Statements of Cash Flows for the
                     Nine Months Ended September 30, 2000 and 1999.....................................    6

                    Notes to Consolidated Condensed Financial Statements...............................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.........................................................    8

PART II  OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K.....................................................   11

                        AMERICAN COIN MERCHANDISING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                                               2000              1999
                                                                                         ---------------    ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................................  $           942    $           579
   Trade accounts and other receivables, net ..........................................              740                691
   Inventories, net ...................................................................           11,706             14,806
   Prepaid expenses and other assets ..................................................            2,391              2,260
                                                                                         ---------------    ---------------
       Total current assets ...........................................................           15,779             18,336
                                                                                         ---------------    ---------------

Property and equipment, at cost:
   Vending machines ...................................................................           66,339             53,079
   Vehicles ...........................................................................            6,476              6,866
   Office equipment, furniture and fixtures ...........................................            4,307              4,003
                                                                                         ---------------    ---------------
                                                                                                  77,122             63,948
   Less accumulated depreciation ......................................................          (26,998)           (20,305)
                                                                                         ---------------    ---------------
       Property and equipment, net ....................................................           50,124             43,643

Placement fees, net of accumulated amortization of $1,839 in 2000 and $1,090 in 1999...            1,370                930
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $5,657 in 2000 and $3,978 in 1999 ..................................           36,568             38,247
Other assets, net of accumulated amortization of $777 in 2000 and $460 in 1999 ........            1,323              1,350
Deferred tax assets ...................................................................            1,240              1,628
                                                                                         ---------------    ---------------

       Total assets ...................................................................  $       106,404    $       104,134
                                                                                         ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..................................................  $        50,847    $         2,463
   Accounts payable ...................................................................            7,179              3,855
   Accrued commissions ................................................................            1,373              1,595
   Other accrued expenses .............................................................              996              1,056
                                                                                         ---------------    ---------------
       Total current liabilities ......................................................           60,395              8,969
                                                                                         ---------------    ---------------

Long-term debt, net of current portion ................................................              187             50,230
Other liabilities .....................................................................              402                239
                                                                                         ---------------    ---------------
       Total liabilities ..............................................................           60,984             59,438
                                                                                         ---------------    ---------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ......................................           15,580             15,542

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ...............               --                 --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,505 shares in 2000 and 6,480 shares in 1999) .......................               65                 65
   Additional paid-in-capital .........................................................           22,057             22,001
   Retained earnings ..................................................................            7,718              7,088
                                                                                         ---------------    ---------------
       Total stockholders' equity .....................................................           29,840             29,154
                                                                                         ---------------    ---------------
Commitments
       Total liabilities and stockholders' equity .....................................  $       106,404    $       104,134
                                                                                         ===============    ===============



     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                        2000          1999          2000          1999
                                                                     ----------    ----------    ----------    ----------
Revenue:
   Vending .......................................................   $   32,219    $   28,780    $   93,252    $   85,346
   Franchise and other ...........................................          714         1,107         2,057         3,929
                                                                     ----------    ----------    ----------    ----------
       Total revenue .............................................       32,933        29,887        95,309        89,275
                                                                     ----------    ----------    ----------    ----------

Cost of revenue:
   Vending, excluding related depreciation and amortization ......       21,081        19,357        61,271        57,092
   Depreciation and amortization .................................        2,648         1,987         7,136         5,886
                                                                     ----------    ----------    ----------    ----------
       Total cost of vending .....................................       23,729        21,344        68,407        62,978
   Franchise and other ...........................................          513           973         1,350         2,767
                                                                     ----------    ----------    ----------    ----------
       Total cost of revenue .....................................       24,242        22,317        69,757        65,745
                                                                     ----------    ----------    ----------    ----------

       Gross profit ..............................................        8,691         7,570        25,552        23,530

General and administrative expenses ..............................        5,455         5,600        16,297        16,559
Depreciation and amortization ....................................          756         1,140         2,390         2,701
Write off of costs in excess of assets acquired, severance and
     other costs .................................................           --         7,536            --         7,536
                                                                     ----------    ----------    ----------    ----------

       Operating earnings (loss) .................................        2,480        (6,706)        6,865        (3,266)

Interest expense, net ............................................        1,958         1,724         5,847         5,082
                                                                     ----------    ----------    ----------    ----------
       Earnings (loss) before income taxes .......................          522        (8,430)        1,018        (8,348)
(Provision) benefit for income taxes .............................         (199)        3,469          (388)        3,442
                                                                     ----------    ----------    ----------    ----------
       Net earnings (loss) .......................................   $      323    $   (4,961)   $      630    $   (4,906)
                                                                     ==========    ==========    ==========    ==========

    Basic and diluted earnings (loss) per share of common stock ..   $     0.05    $    (0.77)   $     0.10    $    (0.76)
    Basic and diluted weighted average common shares .............        6,497         6,475         6,488         6,475





     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                                         TOTAL
                                                                          ADDITIONAL                     STOCK-
                                                            COMMON         PAID-IN        RETAINED       HOLDERS'
                                                             STOCK         CAPITAL        EARNINGS       EQUITY
                                                          ------------   ------------   ------------   ------------
DECEMBER 31, 1999 .....................................   $         65   $     22,001   $      7,088   $     29,154

   Issuance of 24,817 shares of common stock under
     employee stock purchase plan .....................             --             56             --             56

   Net earnings .......................................             --             --            630            630
                                                          ------------   ------------   ------------   ------------

SEPTEMBER 30, 2000 ....................................   $         65   $     22,057   $      7,718   $     29,840
                                                          ============   ============   ============   ============





     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2000              1999
                                                                              -------------    -------------
Operating activities:
   Net earnings (loss) ....................................................   $         630    $      (4,906)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization ......................................           9,930            8,978
       Write off of costs in excess of assets acquired, severance and
           other costs ....................................................              --            7,536
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ...........................             (49)             885
           Inventories ....................................................           3,100             (633)
           Prepaid expenses and other assets ..............................             (33)          (4,244)
           Accounts payable, accrued expenses and other liabilities .......           3,205           (1,592)
                                                                              -------------    -------------
         Net cash provided by operating activities ........................          16,783            6,024
                                                                              -------------    -------------

Investing activities:
   Acquisitions of property and equipment, net ............................         (13,621)          (4,865)
   Acquisition of franchisees and others ..................................              --             (159)
   Placement fees .........................................................          (1,196)            (435)
                                                                              -------------    -------------
         Net cash used in investing activities ............................         (14,817)          (5,459)
                                                                              -------------    -------------

Financing activities:
   Net borrowings on credit facility ......................................             234             (416)
   Principal payments on long-term debt ...................................          (1,893)          (1,763)
   Employee stock purchase plan ...........................................              56               --
                                                                              -------------    -------------
         Net cash used in financing activities ............................          (1,603)          (2,179)
                                                                              -------------    -------------

         Net increase (decrease) in cash and cash equivalents .............             363           (1,614)
Cash and cash equivalents at beginning of period ..........................             579            2,247
                                                                              -------------    -------------

Cash and cash equivalents at end of period ................................   $         942    $         633
                                                                              =============    =============




     See accompanying notes to consolidated condensed financial statements.

                        AMERICAN COIN MERCHANDISING, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated skill-crane machines ("Shoppes") that dispense stuffed animals, plush toys, watches, jewelry and other items. The Company's Shoppes are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. The Company also operates bulk vending equipment, kiddie rides and video equipment that are located primarily in supermarkets and mass merchandisers. At September 30, 2000, the Company had 34 field offices with operations in 46 states and there were 10 Company franchisees operating in 14 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 2000 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2000 and December 31, 1999, and the results of their operations for each of the three month and nine month periods ended September 30, 2000 and 1999, and the cash flows for each of the nine month periods then ended.

     The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


     A schedule of supplemental cash flow information follows (in thousands):


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2000           1999
                                                ------------   ------------
Cash paid during the period
  Interest paid .............................   $      5,289   $      5,025
  Income taxes paid .........................             69             76

3.   EARNINGS PER SHARE

     Basic earnings (loss) and diluted earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and diluted earnings (loss) per share were 6,496,714 and 6,475,069 for the three months ended September 30, 2000 and 1999 and 6,488,283 and 6,475,069 for the nine months ended September 30, 2000 and 1999, respectively.

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

REVENUE

     Total revenue for the first nine months of 2000 increased 6.8% to $95.3 million from $89.3 million for the same period in 1999. For the third quarter of 2000, total revenue increased 10.2% to $32.9 million as compared to $29.9 million for the same period in 1999.

     Vending revenue increased $7.9 million or 9.3% for the first nine months of 2000 to $93.3 million from $85.3 million for the comparable period in 1999, primarily as a result of a 11.2% increase in the average number of amusement vending devices in place during the first nine months of 2000 compared to the average number in place during the same period in 1999. For the third quarter of 2000, vending revenue increased $3.4 million or 11.9% to $32.2 million as compared to the same period in 1999. The average number of amusement vending devices in place during the third quarter of 2000 increased by 11.8% as compared to the third quarter of 1999.

     The Company has recently experienced revenue growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes and other amusement devices as well as to maintain or increase the average financial performance of its Shoppes and other amusement devices. The Company's ability to place additional Shoppes and other amusement devices depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes and other amusement devices will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes and other amusement devices in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes and other amusement devices.

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

     Franchise and other revenue decreased $1.9 million to $2.1 million for the first nine months of 2000 as compared to the same period in 1999 due to lower product sales to franchisees and non-franchisees that results from the acquisition of franchisees and the closure of Plush 4 Play during the third quarter of 1999. The Company anticipates franchise and other revenue to remain at this level in the future.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first nine months of 2000 increased $5.4 million or 8.6% to $68.4 million from $63.0 million for the comparable period in 1999. The vending operation's contribution to gross profit for the first nine months of 2000 increased to $24.8 million, which represents an 11.1% increase over gross profit from vending operations realized in the same period in 1999. The vending gross profit achieved during the first nine months of 2000 was 26.6% of vending revenue, which represents a 0.4 percentage point increase from the gross profit achieved during

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).

the first nine months of 1999. For the third quarter of 2000, the cost of vending increased $2.4 million or 11.2% to $23.7 million from $21.3 million for the comparable period in 1999. Vending gross profit realized during the third quarter of 2000 was $8.5 million or 26.4% of vending revenue as compared to $7.4 million or 25.8% for the third quarter of 1999.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first nine months of 2000 was 34.3% of vending revenue, which is 1.2 percentage points higher than the cash vending gross profit achieved during the comparable period in 1999. The Company attributes this to a decrease in unit cost per plush toy and lower direct labor partially offset by higher location payments as compared to 1999. The cash vending gross profit for the current quarter is 1.1 percentage points higher than the cash vending gross profit achieved during the second quarter of 2000.

     Gross profit on franchise and other revenue for the first nine months of 2000 decreased to $707,000 or 34.4% of franchise and other revenue, which is 4.8 percentage points higher than the gross margin percentage achieved for the same period in 1999. For the third quarter of 2000, gross profit on franchise and other revenue decreased to $201,000 or 28.2% of franchise and other revenue, as compared to $134,000 or 12.1% of franchise and other revenue for the third quarter of 1999. The increase in gross margin as a percentage of franchise and other revenue resulted from lower cost of merchandise sold to franchisees and non-franchisees partially offset by the increase in acquisition and distribution costs.

OPERATING EXPENSES

     General and administrative expenses and depreciation and amortization decreased $573,000 to $18.7 million for the first nine months of 2000. As a percentage of revenue, operating expenses were 19.6% or a 2 percentage point improvement over the comparable period in 1999, primarily as a result of reduced expenditures and higher revenues.

OPERATING EARNINGS

     Operating earnings for the first nine months of 2000 increased to $6.9 million, or 7.2% of total revenue, as compared to an operating loss of $3.3 million for the comparable period in 1999. The loss in 1999 was primarily attributable to the write off of costs in excess of assets acquired related to Plush 4 Play, one-time severance costs and other costs recorded by the Company during the third quarter of 1999.

INTEREST EXPENSE, NET

     Interest expense for the first nine months of 2000 increased $765,000 to $5.8 million as compared to the same period in 1999. Interest expense for the third quarter of 2000 increased $234,000 to $2.0 million as compared to the same period in 1999. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first nine months of 2000 increased to $630,000, as compared to a net loss of $4.9 million for the comparable period in 1999. Net earnings for the third quarter of 2000 were $323,000 as compared to a net loss of $5.0 million for the comparable period in 1999. Diluted earnings per share for the third quarter of 2000 were $0.05, as compared to a net loss per share of $0.77 for the comparable period in 1999. Diluted weighted average common shares for the third quarter of 2000 were 6,496,714 as compared to 6,475,069, which excludes the anti-dilutive effect of potential common shares, for both periods. Diluted earnings per share for the first nine months of 2000 were $0.10, as compared to a loss per share of $0.76 for the comparable period in 1999. Diluted weighted average common shares for the first nine months of 2000 were 6,488,283 as compared to 6,475,069, which excludes the anti-dilutive effect of potential common shares, for both periods.

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

     Net cash provided by operating activities was $16.8 million and $6.0 million for the nine months ended September 30, 2000 and 1999, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).


expected to be funded by existing cash and cash provided by operations and borrowings under the Company's current credit facility and expected new debt agreements.

     Net cash used in investing activities was $14.8 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures for the nine months ended September 30, 2000 and 1999 amounted to $13.6 million and $4.9 million, respectively, of which $13.3 million and $4.3 million was represented by the acquisition of Shoppes and other amusement devices.

     Net cash used in financing activities was $1.6 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively. Financing activities consist primarily of advances and repayments on the Company's credit facility and other debt obligations.

     Under its current credit facility, the Company may borrow up to $50.0 million at a rate based on the bank's prime interest rate or, at the Company's option, an interest rate based on the current LIBOR rate. The effective rate at September 30, 2000 was 10.2%. The credit facility is available through July 13, 2001 and at September 30, 2000 there was a principal amount of approximately $49.2 million outstanding and $800,000 available under the facility. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends.

     The Company is currently negotiating with financial institutions to refinance its current credit facility; however, there can be no assurance that the Company will be successful in refinancing its current credit facility.

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

                           PART II. OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
           (a)  Exhibits.

                10.50   Amusement Vending Agreement, effective as of July 1,
                          2000, between the Registrant and Denny's, Inc.

                10.51   Other Income Supplier Agreement--Coin Operated
                          Equipment, dated August 1, 2000, between the
                          Registrant and Wal-Mart Stores, Inc.

                11.1    Statement re: Computation of Per Share Earnings (Loss)

                27      Financial Data Schedule

           (b)  Reports on Form 8-K

                None

                        AMERICAN COIN MERCHANDISING, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COIN MERCHANDISING, INC.


   November 14, 2000                    By: /s/ W. John Cash
------------------------                   ------------------------------------
        Date                                    W. John Cash
                                                Senior Vice President,
                                                Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            Description
-------           -----------
 10.50            Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny's, Inc

 10.51 Other Income Supplier Agreement--Coin Operated Equipment, dated August 1, 2000, between the Registrant and Wal-Mart
                  Stores, Inc

 11.1             Statement re: Computation of Per Share Earnings (Loss)

 27               Financial Data Schedule