Form 10-K
period 2000-12-31
AMERICAN COIN MERCHANDISING INC
filed 2001-03-21
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ---------

                         Commission File Number: 0-26580

                        AMERICAN COIN MERCHANDISING, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              84-1093721
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the registrant's voting common stock held as of February 28, 2001 by non-affiliates of the registrant was $13,821,000.

     As of February 28, 2001, issuer had 6,513,919 shares of its $0.01 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

                        AMERICAN COIN MERCHANDISING, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
     Item  1  Business.................................................................................     3

     Item  2  Properties...............................................................................    10

                                     PART II

     Item  5  Market for Registrant's Common Equity and Related Stockholder Matters....................    11

     Item  6  Selected Financial Data..................................................................    12

     Item  7  Management's Discussion and Analysis of Financial Condition and Results of Operations....    13

     Item  8  Financial Statements and Supplementary Data..............................................    19


                                    PART III

     Item  10 Directors and Executive Officers of the Registrant.......................................    19

     Item  11 Executive Compensation...................................................................    19

     Item  12 Security Ownership of Certain Beneficial Owners and Management...........................    19

     Item  13 Certain Relationships and Related Transactions...........................................    19

                                     PART IV

     Item  14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................    20

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

                                     PART I

ITEM 1. BUSINESS

    American Coin Merchandising, Inc. (the "Company") is the leading owner, operator and franchisor in the United States of coin-operated amusement vending equipment with more than 26,000 pieces of equipment on location. Over 14,000 of these machines are skill-crane machines ("Shoppes") that dispense plush toys, watches, jewelry, novelties and other items with the balance of the amusement vending equipment comprised of video games, kiddie rides and bulk vending equipment. For up to 50(cent) a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company's Shoppes are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, bingo halls, bars, warehouse clubs and similar locations ("Retail Accounts") to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers.

BUSINESS STRATEGY

    The Company's business strategy is to differentiate itself from traditional amusement vending operators and to strengthen its position as a leading owner and operator of amusement vending equipment in the U.S. The key elements of the Company's business strategy are as follows:

        Quality Products. The Company's Shoppes offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. The plush toys offered in the Company's Shoppes are made with 100% polyester fiberfill and high-grade outer covers and the watches include dependable movements. In addition, the Company's Shoppes offer licensed products featuring recognizable characters (such as Disney and Looney Tunes characters), regional-based and theme-based items (such as Christmas and Easter items). All products offered in the Shoppes must adhere to the Company's safety and quality standards.

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

        Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company's target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe. During 2000, the Company redeployed certain underperforming Shoppes as a result of the Company's review of the machines' average weekly revenue.

        Location Selection. The Company concentrates its sales efforts on placing Shoppes in Retail Accounts such as Wal-Mart, Kmart, Denny's, Safeway, Flying J Truckstop and Furrs Family Dining, which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See "Operations -- Account Acquisition, Location Selection and Shoppe Placement."

        Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to large Retail Accounts.

        Training. The Company conducts comprehensive training for new general managers through its "Sugarloaf University" program, which includes a five-day seminar and field training held at its corporate offices. It also provides operations manuals, training videos and other materials relating to office management and route merchandising to assure the achievement of the Company's business objectives. See "Operations -- Supervision, Training and Support."

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

    The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50 cents and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 2000, the Company and its franchisees were operating 8,713 SugarLoaf Toy Shoppes.

    The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50 cents and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 2000, the Company and its franchisees were operating 1,858 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

    The SugarLoaf Bean Bag Shoppe. The SugarLoaf Bean Bag Shoppe features a play price of 50 cents and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 2000, the Company and its franchisees were operating 2,595 SugarLoaf Bean Bag Shoppes.

    The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50 cent and dispenses key-chains featuring NASCAR, bean bags, and licensed and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 2000, the Company and its franchisees were operating 1,088 SugarLoaf Stop Shoppes.

    The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25 cent and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. As of December 31, 2000, the Company and its franchisees were operating 214 SugarLoaf Fun Shoppes.

    The following chart indicates the number of certain Company-owned amusement vending equipment in operation at the indicated date:

                                DECEMBER 31, 2000         DECEMBER 31, 1999          DECEMBER 31, 1998
                              --------------------       --------------------       --------------------
          TYPE                NUMBER       PERCENT       NUMBER       PERCENT       NUMBER       PERCENT
          ----                ------       -------       ------       -------       ------       -------
Toy Shoppes ...........        7,580         47.6%        6,402         47.5%        6,397         50.9%
Treasure Shoppes ......        1,633         10.3         1,530         11.3         1,447         11.5
Bean Bag Shoppes ......        2,344         14.7         2,151         15.9         1,963         15.6
Stop Shoppes ..........        1,058          6.6           932          6.9           647          5.2
Fun Shoppes ...........          129          0.8           171          1.3           217          1.7
                              ------        -----        ------        -----        ------        -----
  Total Shoppes .......       12,744         80.0        11,186         82.9        10,671         84.9
Video Games ...........        1,792         11.3         1,298          9.6           837          6.7
Kiddie Rides ..........        1,387          8.7         1,011          7.5         1,057          8.4
                              ------        -----        ------        -----        ------        -----
                              15,923        100.0%       13,495        100.0%       12,565        100.0%
                              ======        =====        ======        =====        ======        =====

OPERATIONS

    Management believes that the Company's operations program provides for efficient and cost-effective purchasing and distribution of product. In addition, the Company has a route-servicing system that facilitates the development of a good working relationship with location managers in regional and national chain accounts. The Company offers its franchisees the same training programs, product and machine purchasing programs used by the Company, and they are required to use substantially the same procedures, systems and methods the Company employs in its own operations.

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

                                                RETAIL ACCOUNTS
                      -------------------------------------------------------------------
MASS MERCHANDISERS       SUPERMARKETS           RESTAURANTS                 OTHER
------------------    -----------------    ---------------------    ---------------------
Wal Mart              Kroger               Denny's                  Truckstops of America
Kmart                 Safeway              Ponderosa Steak House    Flying J Truckstop
                      Fred Meyer Stores    Shoney's, Inc.
                      Cub Foods            Golden Corral
                      Smith's              Furr's Family Dining

    The Company or its franchisees provide the Shoppes and pay certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 2000, generally ranged from 25% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement vending equipment such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

    In individual-location accounts, the Company and its franchisees generally place Shoppes pursuant to oral agreements with location managers. While the Company has written agreements with certain major Retail Accounts, the Company and its franchisees also have placed Shoppes in national and regional Retail Accounts pursuant to oral or other agreements, which may be terminated at any time. Management believes that the Company and its franchisees generally have good relations with their retail accounts.

    Account Acquisition, Location Selection and Shoppe Placement. The Company acquires new individual-location accounts for the placement of its Shoppes through regional sales representatives and field office general managers. To augment its field office general managers' account acquisition activities, the Company's field sales representatives assist in the marketing effort to national and regional chain accounts and has entered into new agreements with national and regional supermarket and mass merchandise chain accounts covering the placement of Shoppes within the locations of such accounts.

    In August 2000, the Company signed a new two-year agreement with Wal-Mart that designates the Company as Wal-Mart's principal amusement vending operator. As of December 31, 2000, the Company had installed more than 7,400 amusement vending machines in 1,462 Wal-Mart stores nationwide. The Company's largest account, Wal-Mart accounted for approximately 37% of total revenue in 2000. In March 2000, the Company signed a new three-year agreement with Safeway that designates the Company as Safeway's principal operator of skill-cranes through April 1, 2003. As of December 31, 2000, the Company and its franchisees had installed more than 739 amusement vending machines in 448 Safeway stores nationwide. In May 2000, the Company signed a new four-year agreement with Denny's that designates the Company as Denny's exclusive skill-crane operator for its company-owned restaurants through June 30, 2005. As of December 31, 2000, the Company and its franchisees had installed 714 Shoppes in company-owned Denny's restaurants nationwide.

    Once the Company enters into a national or regional chain account agreement, it contacts each location manager to arrange for a review of the location to confirm its suitability and to obtain the manager's agreement to the placement of one or more Shoppes within the location. The Company and its regional sales representatives or franchisee work together to place Shoppes at national and regional chain account locations.

    For accounts other than national chain accounts, the Company's regional sales representatives and general managers identify viable locations, contact the location's owner or manager to confirm the suitability of the location and obtain the owner's or manager's agreement to the placement of the Shoppes and related compensation arrangements. The suitability of a location is based upon a thorough assessment by the Company, including an analysis of the surrounding trade area in order to determine the neighborhood demographics, local regulations, the level of overall retail activity and the cost-effectiveness of servicing the location through existing route merchandisers. The Company also reviews each site within the location for its visibility and accessibility to customers.

    The Company and its franchisees compete for limited sites within supermarkets with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines, ATM machines and coin counting and redemption equipment. The Company's amusement vending equipment also compete with vending machine and coin-operated amusement device operators for sites in mass merchandise and restaurant chains, bowling centers and other locations. Competition for such sites is based primarily on the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company's amusement vending equipment compares favorably to that of competing uses for available sites within retail locations.

    OTHER VENDING. The Company has introduced new types of complementary amusement vending machines at existing Shoppe locations which management believes will expand the potential customers for the Company. As of December 31, 2000, the Company and its franchisees had 1,412 kiddie rides installed in Retail Accounts nationwide. In November 1997, the Company purchased the assets of Quality Amusements Corp. and Quality Entertainment Corp., operators of bulk vending machines and kiddie rides. In March 1998, the Company purchased the assets of McCathren Vending Co., another operator of bulk vending machines. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. As of December 31, 2000, the Company and its franchisees had 8,015 pieces of bulk vending equipment in operation. In June 1998, the Company acquired the assets of Chilton Vending Co., an operator of simulator and traditional video games, skill-cranes and redemption equipment. As of December 31, 2000, the Company and its franchisees had 1,837 simulator and traditional video games in operation. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company's existing national distribution and service network.

    Supervision, Training and Support. The Company's division vice presidents are primarily responsible for hiring and training the Company's general managers and for on-going support and supervision of the Company's field offices.

    Each Company field office is managed by an area general manager or general manager who is responsible for the management of the office, including inventory management, and training and monitoring route merchandisers. The Company has developed a comprehensive training program for area general managers, general managers and franchisees covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The area general managers and general managers attend training programs and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company's area general managers and general managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See "Employees."

    Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company's Shoppes and other amusement vending equipment. The Company's route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of 10 to 33 locations, depending upon volume, which are visited and serviced two to ten times per week. The route merchandiser cleans and services the Shoppe, takes inventory of the Shoppe, replaces product as needed, monitors the Vend Ratio and arranges the product within the Shoppe in accordance with the Company's merchandising techniques. The route merchandiser records the number of units of product placed in the Shoppes and the number of plays for both Shoppes and other amusement vending equipment from nonresettable meters. The meter readings are subsequently reconciled against actual collections. All collections are delivered to and verified by another employee at the field office for deposit.

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

    At December 31, 2000, the Company was operating in 46 states through a national network of 34 offices. The field offices averaged 4,080 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes and other amusement vending equipment are repaired and product inventory is maintained. Part of the route merchandisers' daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

    Management Information Systems. In late 2000, the Company implemented new financial software and a new centralized data base route management information system that utilizes customized software for monitoring field office amusement vending equipment results. The software allows the Company to monitor individual amusement vending equipment placements, revenue, Vend Ratio for Shoppes and tax and commission payments through reports generated at the corporate offices. The software also allows the Company to monitor total vending revenue, average weekly revenue and equipment on location.

MERCHANDISING

    Merchandising Mix. The Company offers merchandise for the Shoppes in pre-pack bags and in bulk. The pre-pack bags include an assortment of exclusive SugarLoaf designs, along with licensed and other domestic product. The merchandise variety is regularly updated, and the Company offers at least 1,500 new items each year. Seasonal goods are placed in Shoppes for all major holidays. The Company also creates several theme product collectibles and many players attempt to retrieve all of the products in the series.

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

FRANCHISE RELATIONS

    As of December 31, 2000, the Company had franchise agreements in effect with 10 franchisees covering 14 territories in the U.S. covering, in the aggregate, 1,837 pieces of amusement vending equipment. The Company does not currently intend to grant any additional franchises. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

COMPETITION

    The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's amusement vending equipment also competes with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites in retail locations. There can be no assurance that the Company will be able to maintain its current sites in retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets, mass merchandisers and other venues targeted by the Company to readily compete with the Company in certain markets.

INTELLECTUAL PROPERTY

    The Company has no patents or patent applications pending and relies primarily on a combination of trademark, trade dress and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including "Shoppe," "SugarLoaf," "Sugar Loaf," "Toy Shoppe," "Treasure Shoppe," "Fun Shoppe," "Shoppe of Stickers" and "Kid Shoppe." In addition, the Company claims common law trademark protection for the mark "A Test of Skill." The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's amusement vending equipment and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company believes it has significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

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

EMPLOYEES

    As of February 28, 2001, the Company had a total of 779 employees, including 51 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or covered by any collective bargaining contract. Management believes it has a good relationship with the Company's employees.

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

    The Company has an incentive bonus program pursuant to which area general managers, general managers and field office personnel may be eligible to receive incentive compensation based on office and route profitability. Management believes that this program rewards excellence in management, gives field office personnel an incentive to improve operations and results in an overall reduction in the cost of operations. Corporate personnel are also eligible to receive incentive compensation based on overall Company performance. In addition, area general managers, field managers and other corporate personnel are eligible to receive options to purchase shares of common stock subject to ongoing service requirements.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 5660 Central Avenue, Boulder, Colorado and the Denver, Colorado operation occupy approximately 28,000 square feet of office and warehouse space under a lease that expires February 28, 2003. The Company's fulfillment warehouse in Kent, Washington occupies approximately 106,000 square feet under a lease that expires August 31, 2003. The Company's machine repair and refurbishment facility in Denver, Colorado occupies approximately 11,000 square feet under a lease that expires September 30, 2003. The Company also is a party to 49 other leases which are used for office and warehouse space which average approximately 4,080 square feet, provide for monthly rental payments ranging from $371 to $5,000 and expire at various times over the period May 1, 2001 to December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Common Stock Data. The Company's Common Stock began trading publicly on the over-the-counter market through the Nasdaq National Market under the symbol "AMCN" on October 16, 1995. On February 7, 2000 the Company transferred to the Nasdaq Small Cap Market. On February 28, 2001, the number of record holders was 189 and the Company estimates that on that date there were approximately an additional 1,300 beneficial owners. On February 28, 2001, the closing price reported on the NASDAQ Small Cap Market for the Common Stock was $2.75. The following table sets forth for the periods indicated the high and low closing sale quotations for the Common Stock as reported on the applicable Nasdaq Market. The prices reported do not include retail mark-up, mark-down or commissions and may not reflect actual transactions.

                                                                   HIGH            LOW
                                                                   -----          -----
For the Fiscal Year Ended December 31, 1999:
  First Quarter.................................................   $5.94          $4.00
  Second Quarter................................................    8.31           3.69
  Third Quarter.................................................    6.50           3.19
  Fourth Quarter................................................    3.69           2.00
For the Fiscal Year Ended December 31, 2000:
  First Quarter.................................................    3.25           2.44
  Second Quarter................................................    3.00           2.31
  Third Quarter.................................................    2.88           1.75
  Fourth Quarter................................................    3.13           2.00

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below has been derived from the consolidated financial statements of the Company.

                                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                            2000          1999         1998           1997         1996
                                                         ---------     ---------     ---------     ---------    ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Vending ...........................................    $ 127,076     $ 115,835     $  92,854     $  52,866    $  30,439
  Franchise and other ...............................        2,681         4,630         4,857         6,218        7,828
                                                         ---------     ---------     ---------     ---------    ---------
    Total revenue ...................................      129,757       120,465        97,711        59,084       38,267
                                                         ---------     ---------     ---------     ---------    ---------
Cost of revenue:
  Vending ...........................................       93,315        84,997        66,070        37,506       21,283
  Franchise and other ...............................        1,936         3,104         3,108         3,967        5,659
                                                         ---------     ---------     ---------     ---------    ---------
    Total cost of revenue ...........................       95,251        88,101        69,178        41,473       26,942
                                                         ---------     ---------     ---------     ---------    ---------
    Gross profit ....................................       34,506        32,364        28,533        17,611       11,325
General and administrative expenses .................       25,080        25,668        19,413        10,314        7,053
Write off of costs in excess of assets acquired,
  severance and other costs .........................           --         7,536            --            --           --
                                                         ---------     ---------     ---------     ---------    ---------
    Operating earnings (loss) .......................        9,426          (840)        9,120         7,297        4,272
Interest expense, net ...............................        7,775         6,866         3,368           612          375
                                                         ---------     ---------     ---------     ---------    ---------
    Earnings (loss) before income taxes and
      extraordinary loss ............................        1,651        (7,706)        5,752         6,685        3,897
Income tax benefit (expense) ........................         (627)        3,200        (1,854)       (2,256)      (1,311)
                                                         ---------     ---------     ---------     ---------    ---------
    Earnings (loss) before extraordinary loss .......        1,024        (4,506)        3,898         4,429        2,586
Extraordinary loss on debt refinancing, net of
  income tax  benefit of $101 .......................          165            --            --            --           --
                                                         ---------     ---------     ---------     ---------    ---------
    Net earnings (loss) .............................    $     859     $  (4,506)    $   3,898     $   4,429    $   2,586
                                                         =========     =========     =========     =========    =========

Basic earnings (loss) per share .....................    $    0.13     $   (0.70)    $    0.60     $    0.80    $    0.51
Diluted earnings (loss) per share ...................    $    0.13     $   (0.70)    $    0.58     $    0.78    $    0.48
Basic weighted average common shares ................        6,493         6,475         6,467         5,565        5,092
Diluted weighted average common shares ..............        6,493         6,475         6,713         5,694        5,417


                                                            2000          1999         1998           1997         1996
                                                         ---------     ---------     ---------     ---------    ---------
BALANCE SHEET DATA:
Working capital .....................................    $     691     $   9,367     $   9,235     $   3,626    $   2,914
Total assets ........................................      107,907       104,134       111,782        37,077       19,758
Short-term debt and current portion of long-term
  debt ..............................................        7,233         2,463         2,155         1,619        1,109
Long-term debt, excluding current portion ...........       44,224        50,230        50,310         1,292        5,059
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures ....................       15,593        15,542        15,492            --           --
Total stockholders' equity ..........................       30,089        29,154        33,648        30,092       11,676

NUMBER OF SHOPPES:
Company operations ..................................       12,744        11,186        10,671         6,166        3,967
Franchise operations ................................        1,724         1,878         1,998         3,952        3,981
                                                         ---------     ---------     ---------     ---------    ---------
        Total .......................................       14,468        13,064        12,669        10,118        7,948
                                                         =========     =========     =========     =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company and its franchisees own and operate coin-operated amusement vending equipment with more than 26,000 pieces of equipment on location. Over 14,000 of these machines are Shoppes that dispense plush toys, watches, jewelry, novelties and other items with the balance of the amusement vending equipment comprised of video games, kiddie rides and bulk vending equipment. The Company's Shoppes are placed in Retail Accounts and similar high traffic locations and the Company typically pays 25-30% of gross revenue to the location owner as a location commission. At December 31, 2000, the Company was operating in 46 states with a national network of 34 offices and there were 10 Company franchisees operating in 14 territories in the United States. The Company sells product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees' gross machine revenue.

    For the year ended December 31, 2000, 87% of the Company's revenue and gross profit were derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using amusement vending equipment and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

    Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees and non-franchisee customers. Product sold to the franchisees and non-franchisee customers consists of goods to vend in Shoppes. The Company anticipates that franchise and other revenue will remain consistent with 2000 levels, subject to further franchisee acquisitions.

    The Company's efforts during the year in reducing inventory levels resulted in a $4.7 million or 31.6% reduction in inventory compared to December 31, 1999. With success in obtaining new Retail Accounts throughout the year, the Company experienced positive growth in revenue, operating earnings and EBITDA on a comparable quarterly basis. The Company also continued to benefit from management's efforts to reduce the level of general and administrative expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

Revenue

    The Company's total revenue increased 7.7% from $120.5 million in 1999 to $129.8 million in 2000. Vending revenue increased $11.2 million or 9.7% in 2000 to $127.1 million, primarily as a result of a 9.6% increase in the average number of amusement vending equipment in use during 2000, over the average number of amusement vending equipment in use during 1999.

    Franchise and other revenue decreased $2.0 million or 42.1% in 2000 as compared to 1999, due to the closure of Plush 4 Play operations in the third quarter of 1999.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $8.3 million in 2000 to $93.3 million. The vending operations' contribution to 2000 gross profit increased to $33.8 million, which represents a 9.5% increase over gross profit from vending operations realized in 1999. The vending gross profit achieved in 2000 was 26.6% of vending revenue, which is consistent with the gross profit percentage achieved in 1999. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2000 was 34.5% of vending revenue, which is 1.1 percentage points higher than in 1999. The increase in cash vending gross profit is attributable to lower costs associated with product vended partially offset by higher location payments. The cash vending gross profit achieved during the fourth quarter of 2000 was 34.9%, which is .5 percentage points higher than the comparable period in 1999.

    Gross profit on franchise and other revenue in 2000 decreased to $745,000, or 27.8% of franchise and other revenue, which is 5.2 percentage points lower than the gross margin achieved in 1999. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from increased warehousing costs, lower product sales to franchisees and non-franchisees resulting from the closure of Plush 4 Play.

Operating Expense

    General and administrative expenses including depreciation and amortization as a percentage of revenue for 2000 decreased to 19.3%, as compared to 21.3% of revenue in 1999. The decrease in general and administrative expenses resulted primarily from the closing of four offices during the year and tighter control on discretionary spending during the year.

Operating Earnings (Loss)

    Operating earnings in 2000 were $9.4 million or 7.3% of total revenue as compared to an operating loss of $840,000 in 1999. The increase in operating results is primarily attributable to the lower cost of products vended through the Company's Shoppes, the reduction in general and administrative expenses discussed above, and the write off of costs in excess of assets acquired related to Plush 4 Play, one-time severance costs and other costs recognized in 1999.

Non Operating Income (Expense)

    Interest expense increased $909,000 to $7.8 million in 2000 as compared to 1999. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates. In addition, the Company, in September 1998, issued $17 million of Ascending Rate (10.5% at December 31, 2000) Cumulative Trust Preferred Securities.

Extraordinary Loss

    The extraordinary loss of $165,000, net of tax benefit, for the year ended December 31, 2000, relates to the refinancing of the Company's $50 million reducing revolving loan agreement in December 2000, which was scheduled to mature in July 2001. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings (Loss) and Earnings (Loss) Per Share

      The net earnings for the year ended December 31, 2000 were $859,000, as compared to a net loss of $4.5 million for 1999. Diluted earnings per share for 2000 were $0.13, compared to a diluted net loss per share of $0.70 in 1999.

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

    Franchise and other revenue decreased $227,000 or 4.7% in 1999 as compared to 1998, due to the acquisition of Company franchises and lower equipment sales to franchisees.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $18.9 million in 1999 to $85.0 million. The vending operations' contribution to 1999 gross profit increased to $30.8 million, which represents a 15.1% increase over gross profit from vending operations realized in 1998. The vending gross profit achieved in 1999 was 26.6% of vending revenue, which represents a 2.2 percentage point decrease from the gross profit percentage achieved in 1998. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 1999 was 33.4% of vending revenue, which is 1.9 percentage points lower than in 1998. The cash vending gross profit achieved during the fourth quarter of 1999 was 34.4%, which is .7 percentage points higher that the comparable period in 1998. In 1999, the decline in vending margin resulted primarily higher average cost of product and higher location commissions compared to 1998.

    Gross profit on franchise and other revenue in 1999 decreased to $1.5 million, or 33% of franchise and other revenue, which is 3 percentage points lower than the gross margin achieved in 1998. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from increased warehousing costs partially offset by lower 1998 equipment sales that are at lower margins than product sales to franchisees and non-franchisees.

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

Net Earnings and Earnings Per Share

      The net loss for the year ended December 31, 1999 was $4.5 million, as compared to net earnings of $3.9 million for 1998. Diluted loss per share for 1999 was $0.70, compared to net earnings per share of $0.58 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's credit facilities and issuances of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

    Net cash provided by operating activities was $21.6 million, $7.4 million and $8.4 million in 2000, 1999 and 1998, respectively. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

    Net cash used in investing activities was $18.1 million, $9.3 million and $67.3 million in 2000, 1999 and 1998, respectively. Capital expenditures amounted to $15.6 million, $8.3 million and $23.5 million in 2000, 1999 and 1998, respectively, of which $15.0 million, $7.9 million and $19.6 million were used for the acquisition of amusement vending equipment. The acquisition of franchisees and others used $180,000 and $43.0 million in 1999 and 1998, respectively.

    Net cash used by financing activities was $1.2 million in 2000 and consisted primarily of borrowings on the credit facilities and principal payments on long-term debt. Net cash provided by financing activities was $240,000 and $59.2 million in 1999 and 1998, respectively. In 1999 and 1998, activities consisted primarily of borrowings on the credit facility and principal payments on long-term debt. In 1998, the Company also issued $15.5 million, net of Trust Preferred Securities.

    In December 2000 the Company refinanced its $50 million reducing revolving loan agreement and replaced it with a $55 million senior secured credit facility. As a result of the refinancing, the Company recorded an after-tax extraordinary loss of $165,000, or $0.03 per diluted share, related to the write-off of loan origination fees related to the previous credit facility.

    The $55.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003, and at December 31, 2000, there was approximately $5.2 million outstanding and $4.8 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at December 31, 2000 was 11.5%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at December 31, 2000.

    The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds expected to be generated from operations and borrowings available under its credit facility and the Company's ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company's foreseeable operating and capital expenditure needs.

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

    Growth and Management of Growth. The Company has recently experienced growth. There can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes in Retail Accounts as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional Retail Accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under its revolving credit facility ($4.8 million at December 31, 2000) for a number of purposes, including future acquisitions of franchisees. Further use of funds from the credit facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders' equity and cash flow available for debt service. As a result of the issuance of the Ascending Rate Cumulative Trust Preferred Securities and the amount the Company owes pursuant to its senior secured facilities, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company's operating cash flow will be sufficient to meet its debt service obligations under its senior secured facilities. The Company's leverage also could limit its ability to effect future financings or may otherwise restrict the Company's operations and growth.

    Trade Relations and Dependence on Major Accounts. The Company's largest account, Wal-Mart, accounted for approximately 37% of total revenue in 2000. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes and other amusement vending equipment placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Competition. The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations and acquisition candidates. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company's amusement vending equipment also competes with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites within retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company's business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with Retail Accounts targeted by the Company to compete readily with the Company in certain markets.

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

    Seasonality and Variability of Results. The financial performance of amusement vending equipment is substantially dependent on the level of retail traffic at a particular location. Accordingly, the business, financial condition and results of operations of the Company can be materially and adversely affected by factors that reduce retail traffic at such locations. These include numerous factors beyond the Company's control such as weather, labor strikes and other disruptions of the business at Retail Accounts and local and national business and economic conditions. The Company's results are also linked to seasonal increases in foot-traffic at Retail Accounts, and disruptions of past trends, including traditional increases during holiday seasons, could decrease the Company's revenue. As a result, the Company's operating results may vary significantly over time. Accordingly, period-to-period comparisons of its results of operations are not necessarily meaningful and the Company's past results should not be relied upon as an indication of future performance.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of Registrant. Information as to the names, ages, positions and offices with the Company, terms of office, periods of service, business experience during the past five years and other directorships held by each director of the Company is set forth under the caption ELECTION OF DIRECTORS appearing in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

     Executive Officers of the Registrant. At the meeting of the Board of Directors of the Registrant, which immediately follows the annual meeting of stockholders, the Board of Directors elects officers of the Registrant. Such officers hold office until death, resignation, removal from office or until their successors are chosen and qualified. The names and ages of all executive officers of the Registrant are set forth under the caption EXECUTIVE OFFICERS appearing in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

     Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Disclosure regarding compliance with
Section 16(a) of the Exchange Act will appear in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning remuneration received by the Company's directors and executive officers and stock options is set forth under the caption EXECUTIVE COMPENSATION appearing in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information as to the security ownership of certain beneficial owners of the Company and by each of its directors and officers and the amount of such shares with respect to which certain of the directors and officers have the right to acquire beneficial ownership, is set forth under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT appearing in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning transactions with management and others and certain business relationships is set forth under the caption CERTAIN TRANSACTIONS appearing in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         --------
         3.1+   -- Certificate of Incorporation of the Registrant.

         3.2+   -- Bylaws of the Registrant.

         3.3Y   -- Certificate of Designation of Series A Junior Participating
                   Preferred Stock of the Registrant.

         4.1+   -- Reference is made to Exhibits 3.1 and 3.2.

         4.2+   -- Specimen Stock Certificate.

         4.3o   -- Certificate of Trust of American Coin Merchandising Trust
                   I.

         4.4o   -- Trust Agreement of American Coin Merchandising Trust I.

         4.5o   -- Amended and Restated Trust Agreement of American Coin
                   Merchandising Trust I.

         4.6o   -- Form of Junior Subordinated Indenture between the
                   Registrant and Wilmington Trust Company, as Trustee.

         4.7o   -- Form of Guarantee Agreement with respect to Trust Preferred
                   Securities of American Coin Merchandising Trust I.

         4.8o   -- Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

         4.9o   -- Form of Certificate Evidencing Trust Preferred Securities.

         4.10o  -- Form of Certificate Evidencing Trust Common Securities.

         4.11o  -- Form of Ascending Rate Junior Subordinated Deferrable
                   Interest Debenture.

         4.12Y  -- Rights Agreement dated as of April 29, 1999 between the
                   Registrant and Norwest Bank Minnesota, N.A.

         4.13Y  -- Form of Rights Certificate.

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

         10.4+  -- Form of Nonstatutory Stock Option under the Option Plan.

         10.5+X -- 1995 Non-Employee Director Stock Option Plan (the "Director
                   Plan").

         10.6+  -- Form of Nonstatutory Stock Option under the Director Plan.

         10.35# -- Commercial Lease Amendment Agreement, between the
                   Registrant and Technical Building Company, dated as of November 20, 1997.

         10.47V -- Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

         10.48V -- Addendum to Premier Amusement Vendor Agreement, dated
                   January 28, 2000, between the Registrant and Best Vendor Co.

         10.49V -- Addendum #2 to Premier Amusement Vendor Agreement, dated
                   February 14, 2000, between the Registrant and Best Vendor Co.

         10.50@ -- Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny's Inc.

         10.51@ -- Other Income Supplier Agreement--Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart
                   Stores, Inc.

         10.52n -- Credit agreement, dated December 29, 2000, between and among the Registrant and GE Capital and Comerica.

         10.53X -- Consulting Agreement dated December 1, 2000, between the
                   Registrant and John A. Sullivan.

         10.54X -- Executive Employment Agreement dated December 1, 2000, between the Registrant and Randall J. Fagundo.

         10.55X -- Executive Employment Agreement dated December 1, 2000, between the Registrant and W. John Cash.

         23.1   -- Consent of KPMG LLP.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

o Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Y Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

V Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

@ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

n Incorporated by reference to the Company's Current Report on Form 8-K, dated January 26, 2001.

X Indicates management contract or compensatory plan, contract or arrangement.

         (b)      REPORTS ON FORM 8-K.

                  None.

                        AMERICAN COIN MERCHANDISING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                                                                                 PAGE
Independent Auditors' Report..................................................................................    F-1

Consolidated Financial Statements:

     Balance Sheets...........................................................................................    F-2

     Statements of Operations.................................................................................    F-3

     Statements of Stockholders' Equity.......................................................................    F-4

     Statements of Cash Flows.................................................................................    F-5

     Notes to Consolidated Financial Statements...............................................................    F-6

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

    We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP




Boulder, Colorado
February 19, 2001

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     DECEMBER 31,
                                                                                                   2000        1999
                                                                                                ---------    ---------
                                                         ASSETS
Current assets:
   Cash and cash equivalents ............................................................       $   2,986    $     579
   Trade accounts and other receivables, net ............................................             608          691
   Income tax receivable ................................................................           2,098           --
   Inventories, net .....................................................................          10,126       14,806
   Prepaid expenses and other assets ....................................................           1,800        2,260
                                                                                                ---------    ---------
       Total current assets .............................................................          17,618       18,336
                                                                                                ---------    ---------

Property and equipment, at cost:
   Vending machines .....................................................................          67,906       53,079
   Vehicles .............................................................................           6,234        6,866
   Office equipment, furniture and fixtures .............................................           4,557        4,003
                                                                                                ---------    ---------
                                                                                                   78,697       63,948
   Less accumulated depreciation ........................................................         (29,178)     (20,305)
                                                                                                ---------    ---------
       Property and equipment, net ......................................................          49,519       43,643

Placement fees, net of accumulated amortization of $2,339 in 2000 and $1,090 in 1999 ....           2,114          930
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $6,216 in 2000 and $3,978 in 1999 ....................................          36,009       38,247
Other assets, net of accumulated amortization of $871 in 2000 and $460 in 1999 ..........           2,647        1,350
Deferred tax assets .....................................................................              --        1,628
                                                                                                ---------    ---------

       Total assets .....................................................................       $ 107,907    $ 104,134
                                                                                                =========    =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ....................................................       $   7,233    $   2,463
   Accounts payable .....................................................................           6,096        4,167
   Accrued commissions ..................................................................           2,122        1,595
   Other accrued expenses ...............................................................           1,476          744
                                                                                                ---------    ---------
       Total current liabilities ........................................................          16,927        8,969
                                                                                                ---------    ---------

Long-term debt, net of current portion ..................................................          44,224       50,230
Other liabilities .......................................................................             449          239
Deferred tax liabilities ................................................................             625           --
                                                                                                ---------    ---------
       Total liabilities ................................................................          62,225       59,438
                                                                                                ---------    ---------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ........................................          15,593       15,542

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) .................              --           --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,514 shares in 2000 and 6,480 in 1999) ................................              66           65
   Additional paid-in-capital ...........................................................          22,076       22,001
   Retained earnings ....................................................................           7,947        7,088
                                                                                                ---------    ---------
       Total stockholders' equity .......................................................          30,089       29,154
                                                                                                ---------    ---------
Commitments
       Total liabilities and stockholders' equity .......................................       $ 107,907    $ 104,134
                                                                                                =========    =========


          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                2000         1999        1998
                                                                             ---------    ---------    ---------
Revenue:
   Vending ...........................................................       $ 127,076    $ 115,835    $  92,854
   Franchise and other ...............................................           2,681        4,630        4,857
                                                                             ---------    ---------    ---------
       Total revenue .................................................         129,757      120,465       97,711
                                                                             ---------    ---------    ---------

Cost of revenue:
   Vending, excluding related depreciation and amortization ..........          83,282       77,100       60,066
   Depreciation and amortization .....................................          10,033        7,897        6,004
                                                                             ---------    ---------    ---------
       Total cost of vending .........................................          93,315       84,997       66,070
   Franchise and other ...............................................           1,936        3,104        3,108
                                                                             ---------    ---------    ---------
       Total cost of revenue .........................................          95,251       88,101       69,178
                                                                             ---------    ---------    ---------

       Gross profit ..................................................          34,506       32,364       28,533

General and administrative expenses ..................................          21,924       22,141       17,526
Depreciation and amortization ........................................           3,156        3,527        1,887
Write off of costs in excess of assets acquired, severance and
   other costs .......................................................              --        7,536           --
                                                                             ---------    ---------    ---------
       Operating earnings (loss) .....................................           9,426         (840)       9,120

Interest expense, net ................................................           7,775        6,866        3,368
                                                                             ---------    ---------    ---------
       Earnings (loss) before income taxes and extraordinary loss ....           1,651       (7,706)       5,752

Income tax (expense) benefit .........................................            (627)       3,200       (1,854)
                                                                             ---------    ---------    ---------
       Earnings (loss) before extraordinary loss .....................           1,024       (4,506)       3,898

Extraordinary loss on debt refinancing, net of income tax
   benefit of $101 ...................................................             165           --           --
                                                                             ---------    ---------    ---------
       Net earnings (loss) ...........................................       $     859    $  (4,506)   $   3,898
                                                                             =========    =========    =========

       Basic earnings (loss) per share of common stock ...............       $    0.13    $   (0.70)   $    0.60
       Diluted earnings (loss) per share of common stock .............            0.13        (0.70)        0.58
       Basic weighted average common shares ..........................           6,493        6,475        6,467
       Diluted weighted average common shares ........................           6,493        6,475        6,713


          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  UNEARNED
                                                                                    STOCK                      TOTAL
                                                                   ADDITIONAL      OPTION                      STOCK-
                                                         COMMON     PAID-IN        COMPEN-      RETAINED      HOLDERS'
                                                         STOCK      CAPITAL        SATION       EARNINGS       EQUITY
                                                       --------    ----------     --------      --------      --------
DECEMBER 31, 1997 ................................     $     65     $ 22,352      $    (21)     $  7,696      $ 30,092

   Acquisition of 70,000 warrants to
     purchase common stock .......................           --         (492)           --            --          (492)
   Amortization of deferred compensation .........           --           --            19            --            19
   Exercise of employee stock options ............           --          131            --            --           131
   Termination of employee stock options .........           --           (2)            2            --            --
   Net earnings ..................................           --           --            --         3,898         3,898
                                                       --------     --------      --------      --------      --------
DECEMBER 31, 1998 ................................           65       21,989            --        11,594        33,648

   Issuance of 5,125 shares of common stock
     in employee stock purchase plan .............           --           12            --            --            12
   Net loss ......................................           --           --            --        (4,506)       (4,506)
                                                       --------     --------      --------      --------      --------
DECEMBER 31, 1999 ................................           65       22,001            --         7,088        29,154

   Issuance of 33,725 shares of common stock
     in employee stock purchase plan .............            1           75            --            --            76
   Net earnings ..................................           --           --            --           859           859
                                                       --------     --------      --------      --------      --------
DECEMBER 31, 2000 ................................     $     66     $ 22,076      $     --      $  7,947      $ 30,089
                                                       ========     ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     2000          1999          1998
                                                                                   --------      --------      --------
Operating activities:
   Net earnings (loss) .......................................................     $    859      $ (4,506)     $  3,898
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization .........................................       13,699        11,950         8,092
       Write off of costs in excess of assets acquired, severance and
         other costs .........................................................           --         7,536            --
       Compensation expense related to stock options .........................           --            --            19
       Deferred income tax expense (benefit) .................................        2,725        (3,200)          925
       Changes in operating assets and liabilities, net of acquisitions:
           Trade accounts and other receivables ..............................       (2,015)        1,123          (878)
           Inventories .......................................................        4,680        (2,227)       (4,046)
           Prepaid expenses and other assets .................................           84        (1,223)       (2,295)
           Income taxes payable ..............................................           --            --          (317)
           Accounts payable, accrued expenses and other liabilities ..........        3,398        (2,086)        2,995
                                                                                   --------      --------      --------
         Net cash provided by operating activities ...........................       23,430         7,367         8,393
                                                                                   --------      --------      --------

Investing activities:
   Acquisitions of property and equipment, net ...............................      (15,618)       (8,267)      (23,475)
   Acquisitions of franchisees and others ....................................           --          (180)      (43,036)
   Placement fees ............................................................       (2,441)         (828)         (746)
                                                                                   --------      --------      --------
         Net cash used in investing activities ...............................      (18,059)       (9,275)      (67,257)
                                                                                   --------      --------      --------
Financing activities:
   Issuance of company obligated mandatorily redeemable
     preferred securities, net of discount and issuance costs ................           --            --        15,479
   Net borrowings (payments) on credit facility, net of issuance costs .......         (576)        2,386        46,610
   Principal payments on long-term debt ......................................       (2,464)       (2,158)       (1,872)
   Principal payments on notes payable to Control Group ......................           --            --          (674)
   Acquisition of warrants ...................................................           --            --          (492)
   Issuance of common stock, net of offering costs ...........................           76            12           131
                                                                                   --------      --------      --------
         Net cash (used) provided by financing activities ....................       (2,964)          240        59,182
                                                                                   --------      --------      --------
         Net increase (decrease) in cash and cash equivalents ................        2,407        (1,668)          318

Cash and cash equivalents at beginning of year ...............................          579         2,247         1,929
                                                                                   --------      --------      --------
Cash and cash equivalents at end of year .....................................     $  2,986      $    579      $  2,247
                                                                                   ========      ========      ========


          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company's amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At December 31, 2000, the Company had 34 field offices with operations in 46 states. The Company also sells products to franchisees. At December 31, 2000, there were 10 franchisees operating in 14 territories.

2. ACQUISITIONS

     During 1999, the Company acquired certain assets and the business operations of one of its franchisees for approximately $180,000 in cash. The Company has recorded approximately $159,000 of costs in excess of assets acquired as a result of this acquisition that was accounted for using the purchase method of accounting.

     During the third quarter of 1999, the Company renegotiated a major contract that was originally assumed with the acquisition of Plush 4 Play. Company-owned equipment and personnel replaced the equipment and group operators previously utilized by Plush 4 Play to service these account locations; therefore, substantially all of the assets and operations obtained in the Plush 4 Play acquisition no longer had value to the Company. Accordingly, the remaining $6.3 million of net costs in excess of assets acquired and other costs associated with the Plush 4 Play acquisition were written off.

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

     All of the acquisitions were accounted for by the purchase method. Results of operations for all of these acquisitions are included in the consolidated financial statements from the respective acquisition dates forward.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VENDING

     Vending revenue represents cash receipts from customers using amusement vending machines and is recognized when collected. The cost of vending is comprised primarily of the cost of products vended through the machines, the servicing of machines and commissions paid to retail locations.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets that range from 3 to 10 years.

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

     PLACEMENT FEES

     Placement fees are stated at cost and amortized on a straight-line basis over the term of the related contract.

     EARNINGS PER SHARE

     The Company discloses both basic and diluted earnings per share. Basic and diluted earnings per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the year, respectively.

     RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform to the December 31, 2000 presentation.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

YEAR ENDED DECEMBER 31,                                                      2000        1999        1998
                                                                           -------     -------      -------
Cash paid during the year:
  Interest ...........................................................     $ 7,172     $ 6,914      $ 2,588
  Income taxes .......................................................          69          90        1,803
Significant noncash investing and financing activities:
  Notes payable issued for acquisitions of franchisees and others ....          --          --        5,490
  Earn-out and hold backs related to acquisition .....................          --      (1,442)       2,500

3. CREDIT FACILITY

    In December 2000 the Company refinanced its $50 million reducing revolving loan agreement and replaced it with a $55 million senior secured credit facility. As a result of the refinancing, the Company recorded an after-tax extraordinary loss of $165,000, or $0.03 per diluted share, related to the write-off of loan origination fees related to the previous credit facility.

     The Company has a $55.0 million senior secured credit facility comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003, and at December 31, 2000, there was approximately $5.2 million outstanding and $4.8 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at December 31, 2000 was 11.5%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at December 31, 2000.

4. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                         2000          1999
                                                                                       --------      --------
Senior secured credit facilities (see note 4) ....................................     $ 50,224      $ 48,996
Notes payable to former franchisees and others, due in monthly and quarterly installments with interest ranging from 8% to 9%; due in 2001, secured by
  certain property and equipment .................................................        1,233         3,697
                                                                                       --------      --------
   Total long-term debt ..........................................................       51,457        52,693
Less current portion .............................................................       (7,233)       (2,463)
                                                                                       --------      --------
   Long-term debt, net of current portion ........................................     $ 44,224      $ 50,230
                                                                                       ========      ========

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
2001 ......................     $ 7,233
2002 ......................       8,000
2003 ......................      10,000
2004 ......................      12,400
2005 ......................      13,824
                                -------
                                $51,457
                                =======

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. MANDATORILY REDEEMABLE PREFERRED SECURITITES

     In September 1998, American Coin Merchandising Trust I (the "Trust"), a wholly-owned subsidiary trust created under the laws of the State of Delaware, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The Company recognizes periodic interest using the interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by American Coin Merchandising, Inc. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

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

7. INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

YEAR ENDED DECEMBER 31,    2000         1999         1998
                         -------      -------      -------
CURRENT
  Federal ..........     $(1,911)     $    --      $   785
  State ............        (187)          --          144
                         -------      -------      -------
                          (2,098)          --          929
                         -------      -------      -------
DEFERRED
  Federal ..........       2,438       (2,812)         779
  State ............         287         (388)         146
                         -------      -------      -------
                           2,725       (3,200)         925
                         -------      -------      -------
                         $   627      $(3,200)     $ 1,854
                         =======      =======      =======

     A reconciliation of the expected tax expense (benefit), assuming income
(loss) before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows (in thousands):

YEAR ENDED DECEMBER 31,                                                 2000         1999         1998
                                                                       -------      -------      -------
Expected tax expense (benefit) at the federal statutory rate .....     $   562      $(2,620)     $ 1,956
State income taxes, net of federal taxes .........................          65         (305)         228
Change in valuation allowance ....................................          --         (270)        (270)
Other, net .......................................................          --           (5)         (60)
                                                                       -------      -------      -------
                                                                       $   627      $(3,200)     $ 1,854
                                                                       =======      =======      =======

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows (in thousands):

DECEMBER 31,                                                                           2000         1999
                                                                                     -------      -------
DEFERRED TAX ASSETS:
     Costs in excess of assets acquired-basis and amortization differences .....     $   306      $   331
     Net operating loss carry forward ..........................................       3,361        4,755
     Allowance for doubtful receivables ........................................          21           91
     Inventory reserves ........................................................           4          135
     Accrued expenses ..........................................................         149           --
                                                                                     -------      -------
                                                                                       3,841        5,312
DEFERRED TAX LIABILITIES--
     property and equipment-basis and depreciation differences .................      (4,292)      (3,458)
                                                                                     -------      -------
                                                                                     $  (451)     $ 1,854
                                                                                     =======      =======

     Current deferred tax assets are included in prepaid expenses and other assets.

8. RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10% of compensation. The Company's matching contributions totaled $264,000, $319,000 and $183,000 in 2000, 1999 and 1998, respectively.

     The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at July 1 or the end of each quarterly stock purchase period. During 2000 and 1999 shares totaling 33,725 and 5,125, respectively, were purchased under the plan at average prices of $2.23 and $2.34 per share, respectively.

9. COMMITMENTS

     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and equipment. These leases expire at various times over the next four years. Rent expense under these leases totaled $2,225,000, $2,063,000 and $1,087,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

     Future minimum commitments under operating lease arrangements as of December 31, 2000 are as follows (in thousands):

          2001 ...............     $2,130
          2002 ...............      1,504
          2003 ...............        630
          2004 ...............         17
                                   ------
            Total ............     $4,281
                                   ======

10. STOCK OPTIONS

     The Company has two fixed option plans. Under the terms of the amended and restated stock option plan (the "Option Plan"), the Company may grant to employees, consultants and advisors options to purchase up to 1,400,000 shares of common stock. Under the Option Plan, the Company may grant both incentive stock options and non-statutory stock options, and the maximum term is ten years. Non-statutory options may be granted at no less than 85% of the fair value of the common stock at the date of grant. Stock options granted under the Option Plan vest over two to five year periods.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Under terms of the amended 1995 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), the Company may grant to non-employee directors options to purchase up to 200,000 shares of common stock. Under the Directors Plan, options granted vest immediately and have a maximum term of ten years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair value under the plans. The compensation cost that has been charged against earnings for options granted at a price less than fair value was $19,000 in 1998. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                      2000          1999          1998
                                                   ---------     ---------      ---------
Net earnings (loss)                As reported     $     859     $  (4,506)     $   3,898
                                   Pro forma             501        (5,336)         3,642

Diluted earnings (loss) per share  As reported     $    0.13     $   (0.70)     $    0.58
                                   Pro forma            0.08         (0.82)          0.54

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: no dividend yield; expected volatility of 86 percent for 2000, 73 percent for 1999 and 66 percent for 1998; risk-free interest rates of 5.7 percent in 2000, 6.8 percent in 1999 and 5.0 in 1998; and expected lives of six years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                    2000                     1999                   1998
                                           ------------------------ -----------------------------------------------
                                                     WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                     AVERAGE                      AVERAGE                      AVERAGE
                                                     EXERCISE                     EXERCISE                     EXERCISE
      FIXED OPTIONS                    SHARES         PRICE          SHARES         PRICE          SHARES       PRICE
-------------------------             ---------      ---------       -------      ---------       -------      ---------
Outstanding at beginning
   of year .....................        672,017      $   7.10        461,417      $   8.30        316,000      $   7.75
   Granted .....................        399,675          2.65        308,500          5.76        194,950          9.00
   Exercised ...................             --                           --                      (22,165)         5.81
   Forfeited ...................        (62,900)         8.72        (97,900)         8.52        (27,368)         8.88
                                      ---------                      -------                      -------
Outstanding at end of year .....      1,008,792          5.19        672,017          7.10        461,417          8.30
                                      =========                      =======                      =======
Options exercisable at
   year-end ....................        436,187                      280,397                      108,227

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         ---------------------------------------------------    -------------------------------
     RANGE                              WEIGHTED AVERAGE
      OF                    NUMBER          REMAINING       WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------          -----------    ----------------    ----------------    -----------    ----------------
$2.00 to $3.50              399,675            9.2            $    2.65             99,500         $    2.74
 4.00 to 7.00               349,367            8.0                 5.53            201,407              5.55
7.50 to 10.00               259,750            7.0                 8.62            135,280              8.56
                          ---------                                              ---------
2.00 to 10.00             1,008,792            8.2                 5.19            436,187              5.84
                          =========                                              =========

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11.  STOCKHOLDERS' EQUITY

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

     WARRANTS

     In March 1998, the Company repurchased for $492,000, including acquisition costs, warrants exercisable for 70,000 shares of its common stock from an underwriter. The Company initially issued warrants to purchase 125,000 shares of its common stock with an exercise price of $8.40 per share as partial compensation for acting as the Company's underwriter in its initial public offering in October 1995. After this purchase, the underwriter retained warrants exercisable for 55,000 shares of the Company's Common Stock; these warrants expired on October 18, 1999.

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

       CUSTOMERS

     The Company had amusement vending machines placed with one retail customer that accounted for 37%, 34% and 37% for the years ended December 31, 2000, 1999 and 1998, respectively, of the Company's revenue.

13.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share for 2000, 1999 and 1998 were computed as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           2000            1999            1998
                                                                       -----------     -----------     -----------
Earnings (loss) before extraordinary loss .........................    $ 1,024,000     $(4,506,000)    $ 3,898,000
Net earnings (loss) ...............................................        859,000      (4,506,000)      3,898,000


Common shares outstanding at beginning of year ....................      6,480,194       6,475,069       6,452,904
     Effect of shares issued during the year ......................         12,318              14          14,088
                                                                       -----------     -----------     -----------
Basic weighted average common shares ..............................      6,492,512       6,475,083       6,466,992
Incremental shares from assumed conversions:
     Stock options ................................................             --              --         220,334
     Warrants .....................................................             --              --          25,869
                                                                       -----------     -----------     -----------
Diluted weighted average common shares ............................      6,492,512       6,475,083       6,713,195
                                                                       ===========     ===========     ===========
  Basic earnings (loss) per share before extraordinary loss .......    $      0.16     $     (0.70)    $      0.60
  Diluted earnings (loss) per share before extraordinary loss .....           0.16           (0.70)           0.58
  Basic earnings (loss) per share .................................           0.13           (0.70)           0.60
  Diluted earnings (loss) per share ...............................           0.13           (0.70)           0.58

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                              DEC. 31  SEPT. 30    JUNE 30  MAR. 31    DEC. 31   SEPT. 30   JUNE 30    MAR. 31
                                               2000      2000       2000      2000       1999      1999       1999      1999
                                             --------  --------   --------  --------   --------  --------   --------  --------
                                                                   (in thousands, except per share data)
Total revenue.............................   $ 34,448  $ 32,933   $ 30,878  $ 31,499   $ 31,190  $ 29,887   $ 30,242  $ 29,147
Total cost of revenue.....................     25,494    24,242     22,704    22,812     22,356    22,317     22,302    21,124
                                               ------    ------     ------    ------     ------    ------     ------    ------
    Gross profit..........................      8,954     8,691      8,174     8,687      8,834     7,570      7,940     8,023
General and administrative expenses             6,394     6,211      6,094     6,381      6,407     6,740      6,431     6,090
Write off of costs in excess of
 assets acquired, severance and
 other costs..............................         --        --         --        --         --     7,536         --        --
                                             --------  --------   --------  --------   --------  --------   --------  --------
    Operating earnings (loss).............      2,560     2,480      2,080     2,306      2,427    (6,706)     1,509     1,933
Interest expense, net.....................      1,928     1,958      1,970     1,919      1,785     1,724      1,686     1,674
                                             --------  --------   --------  --------   --------  --------   --------  --------
    Earnings (loss) before income
        taxes and extraordinary loss......        632       522        110       387        642    (8,430)      (177)      259
Income tax (expense) benefit..............       (239)     (199)       (42)     (147)      (242)    3,469         58       (86)
                                             --------  --------   --------  --------   --------  --------   --------  --------
    Earnings (loss) before
        extraordinary loss................        393       323         68       240        400    (4,961)      (119)      173
Extraordinary loss on debt
 refinancing, net of income tax
 benefit..................................        165        --         --        --         --        --         --        --
                                             --------  --------   --------  --------   --------  --------   --------  --------
    Net earnings (loss)...................   $    228  $    323   $     68  $    240   $    400  $ (4,961)  $   (119) $    173
                                             ========  ========   ========  ========   ========  ========   ========= ========
 Basic and diluted earnings (loss)
  per share before extraordinary loss.....   $   0.06  $   0.05   $   0.01  $   0.04   $   0.06  $  (0.77)  $  (0.02) $   0.03
 Basic and diluted earnings (loss) per
  share...................................       0.04      0.05       0.01      0.04       0.06     (0.77)     (0.02)     0.03
 Basic and diluted weighted average
  common shares...........................      6,505     6,497      6,488     6,480      6,475     6,475      6,475     6,475

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


               SIGNATURE                                    TITLE                               DATE
               ---------                                    -----                               ----
/s/  JOHN A. SULLIVAN*                           Chairman of the Board                     March 21, 2001
--------------------------------------------
     John A. Sullivan

/s/  RANDALL J. FAGUNDO                          President and Chief Executive             March 21, 2001
--------------------------------------------
     Randall J. Fagundo                          Officer and Director

/s/   W. JOHN CASH*                              Senior Vice President, Chief Financial    March 21, 2001
--------------------------------------------     Officer, Treasurer and Secretary
                                                 (Principal Financial and Accounting
                                                 Officer)

/s/  J. GREGORY THEISEN*                         Director                                  March 21, 2001
--------------------------------------------
     J. Gregory Theisen

/s/  RICHARD D. JONES*                           Director                                  March 21, 2001
--------------------------------------------
     Richard D. Jones

/s/  RICHARD P. BERMINGHAM*                      Director                                  March 21, 2001
--------------------------------------------
     Richard P. Bermingham

/s/  BRUCE W. KRYSIAK*                           Director                                  March 21, 2001
--------------------------------------------
     Bruce W. Krysiak

*  /s/ RANDALL J. FAGUNDO                                                                  March 21, 2001
   -----------------------------------------
       Randall J. Fagundo
       Attorney-in-Fact

EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
  3.1+   --    Certificate of Incorporation of the Registrant.

  3.2+   --    Bylaws of the Registrant.

  3.3Y   --    Certificate of Designation of Series A Junior Participating
               Preferred Stock of the Registrant.

  4.1+   --    Reference is made to Exhibits 3.1 and 3.2.

  4.2+   --    Specimen Stock Certificate.

  4.3o   --    Certificate of Trust of American Coin Merchandising Trust I.

  4.4o   --    Trust Agreement of American Coin Merchandising Trust I.

  4.5o   --    Amended and Restated Trust Agreement of American Coin
               Merchandising Trust I.

  4.6o   --    Form of Junior Subordinated Indenture between the Registrant and
               Wilmington Trust Company, as Trustee.

  4.7o   --    Form of Guarantee Agreement with respect to Trust Preferred
               Securities of American Coin Merchandising Trust I.

  4.8o   --    Form of Agreement as to Expenses and Liabilities between the
               Registrant and American Coin Merchandising Trust I.

  4.9o   --    Form of Certificate Evidencing Trust Preferred Securities.

  4.10o  --    Form of Certificate Evidencing Trust Common Securities.

  4.11o  --    Form of Ascending Rate Junior Subordinated Deferrable Interest
               Debenture.

  4.12Y  --    Rights Agreement dated as of April 29, 1999 between the
               Registrant and Norwest Bank Minnesota, N.A.

  4.13Y  --    Form of Rights Certificate.

  10.1+  --    Form of Indemnity Agreement to be entered into between the
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

  10.35# --    Commercial Lease Amendment Agreement, between the Registrant and
               Technical Building Company, dated as of November 20, 1997.

  10.47V --    Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

  10.48V --    Addendum to Premier Amusement Vendor Agreement, dated
               January 28, 2000, between the Registrant and Best Vendor Co.

  10.49V --    Addendum #2 to Premier Amusement Vendor Agreement, dated
               February 14, 2000, between the Registrant and Best Vendor Co.

  10.50@ --    Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny's Inc.

  10.51@ --    Other Income Supplier Agreement--Coin Operated Equipment, dated
               August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.

  10.52n --    Credit agreement, dated December 29, 2000, between and among the
               Registrant and GE Capital and Comerica.

  10.53X --    Consulting Agreement dated December 1, 2000, between the
               Registrant and John A. Sullivan.

  10.54X --    Executive Employment Agreement dated December 1, 2000, between the Registrant and Randall J. Fagundo.

  10.55X --    Executive Employment Agreement dated December 1, 2000, between the Registrant and W. John Cash.

  23.1   --    Consent of KPMG LLP.

+ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

o Incorporated by reference to the Company's Registration Statement on Form-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Y Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

V Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

@ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

n Incorporated by reference to the Company's Current Report on Form 8-K, dated January 26, 2001.

X Indicates management contract or compensatory plan, contract or arrangement.

         (b)      REPORTS ON FORM 8-K.

                  None.