Form 10-Q
period 2001-03-31
AMERICAN COIN MERCHANDISING INC
filed 2001-05-09
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                                                                    Yes X  No
                                                                       ---   ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
               CLASS                                          MAY 1, 2001
               -----                                        --------------
   Common Stock, $0.01 par value                           6,521,702 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1        FINANCIAL INFORMATION.                                                                         PAGE
              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               March 31, 2001 and December 31, 2000.........................................  3

                             Consolidated Condensed Statements of Earnings for the
                               Three Months Ended March 31, 2001 and 2000...................................  4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Three Months Ended March 31, 2001............................................  5

                             Consolidated Condensed Statements of Cash Flows for the
                               Three Months Ended March 31, 2001 and 2000...................................  6

                             Notes to Consolidated Condensed Financial Statements...........................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..........................................................  8

PART II       OTHER INFORMATION.

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)


                                                                                             MARCH 31,     DECEMBER 31,
                                                                                                2001           2000
                                                                                             ----------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................................   $    6,329    $      2,986
   Trade accounts and other receivables, net .............................................          701             608
   Income tax receivable .................................................................        2,098           2,098
   Inventories, net ......................................................................       10,004          10,126
   Prepaid expenses and other assets .....................................................        1,925           1,800
                                                                                             ----------    ------------
       Total current assets ..............................................................       21,057          17,618
                                                                                             ----------    ------------

Property and equipment, at cost:
   Vending machines ......................................................................       68,765          67,906
   Vehicles ..............................................................................        6,126           6,234
   Office equipment, furniture and fixtures ..............................................        4,640           4,557
                                                                                             ----------    ------------
                                                                                                 79,531          78,697
   Less accumulated depreciation .........................................................      (31,617)        (29,178)
                                                                                             ----------    ------------
       Property and equipment, net .......................................................       47,914          49,519

Placement fees, net of accumulated amortization of $2,895 in 2001 and $2,339 in 2000 .....        2,033           2,114
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $6,776 in 2001 and $6,216 in 2000 .....................................       35,449          36,009
Other assets, net of accumulated amortization of $978 in 2001 and $871 in 2000 ...........        2,785           2,647
                                                                                             ----------    ------------

       Total assets ......................................................................   $  109,238    $    107,907
                                                                                             ==========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .....................................................   $    6,737    $      7,233
   Accounts payable ......................................................................        6,336           6,096
   Accrued commissions ...................................................................        2,691           2,122
   Other accrued expenses ................................................................        2,163           1,476
                                                                                             ----------    ------------
       Total current liabilities .........................................................       17,927          16,927
                                                                                             ----------    ------------

Long-term debt, net of current portion ...................................................       44,224          44,224
Other liabilities ........................................................................          510             449
Deferred tax liabilities .................................................................          625             625
                                                                                             ----------    ------------
       Total liabilities .................................................................       63,286          62,225
                                                                                             ----------    ------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures .........................................       15,606          15,593

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ..................           --              --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,522 shares in 2001 and 6,514 shares in 2000) ..........................           66              66
   Additional paid-in-capital ............................................................       22,093          22,076
   Retained earnings .....................................................................        8,187           7,947
                                                                                             ----------    ------------
       Total stockholders' equity ........................................................       30,346          30,089
                                                                                             ----------    ------------
Commitments
       Total liabilities and stockholders' equity ........................................   $  109,238    $    107,907
                                                                                             ==========    ============

     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements Of Earnings

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2001         2000
                                                                    ----------   ----------
Revenue:
   Vending ......................................................   $   33,758   $   30,900
   Franchise and other ..........................................          638          599
                                                                    ----------   ----------
       Total revenue ............................................       34,396       31,499
                                                                    ----------   ----------

Cost of revenue:
   Vending, excluding related depreciation and amortization .....       22,284       20,140
   Depreciation and amortization ................................        2,949        2,117
                                                                    ----------   ----------
       Total cost of vending ....................................       25,233       22,257
   Franchise and other ..........................................          523          555
                                                                    ----------   ----------
       Total cost of revenue ....................................       25,756       22,812
                                                                    ----------   ----------

       Gross profit .............................................        8,640        8,687

General and administrative expenses .............................        5,653        5,554
Depreciation and amortization ...................................          752          827
                                                                    ----------   ----------

       Operating earnings .......................................        2,235        2,306

Interest expense, net ...........................................        1,848        1,919
                                                                    ----------   ----------

       Earnings before income taxes .............................          387          387

Provision for income taxes ......................................          147          147
                                                                    ----------   ----------

       Net earnings .............................................   $      240   $      240
                                                                    ==========   ==========

       Basic and diluted earnings per share of common stock .....   $     0.04   $     0.04
       Basic weighted average common shares .....................        6,514        6,480
       Diluted weighted average common shares ...................        6,527        6,480


     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement Of Stockholders' Equity
                      (In thousands, except per share data)


                                                                                                      TOTAL
                                                                           ADDITIONAL                 STOCK-
                                                                COMMON      PAID-IN      RETAINED    HOLDERS'
                                                                 STOCK      CAPITAL      EARNINGS     EQUITY
DECEMBER 31, 2000............................................   $   66     $   22,076    $  7,947    $ 30,089

   Issuance of 7,783 shares of common stock in
     employee stock purchase plan............................       --             17          --          17

   Net earnings..............................................       --             --         240         240
                                                                ------     ----------    --------    --------

MARCH 31, 2001...............................................   $   66     $   22,093    $  8,187    $ 30,346
                                                                ======     ==========    ========    ========



     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements Of Cash Flows
                                 (In thousands)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              2001          2000
                                                                           ----------    ----------
Operating activities:
   Net earnings ........................................................   $      240    $      240
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ...................................        3,851         3,077
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ........................          (93)          213
           Inventories .................................................          122         2,716
           Prepaid expenses and other assets ...........................         (370)         (423)
           Accounts payable, accrued expenses and other liabilities ....        1,557          (962)
                                                                           ----------    ----------
         Net cash provided by operating activities .....................        5,307         4,861
                                                                           ----------    ----------

Investing activities:
   Acquisitions of property and equipment, net .........................       (1,011)       (2,914)
   Placement fees ......................................................         (474)         (595)
                                                                           ----------    ----------
         Net cash used in investing activities .........................       (1,485)       (3,509)
                                                                           ----------    ----------

Financing activities:
   Net payments on credit facility .....................................           --          (368)
   Principal payments on long-term debt ................................         (496)         (618)
   Employee stock purchase plan ........................................           17            18
                                                                           ----------    ----------
         Net cash used in financing activities .........................         (479)         (968)
                                                                           ----------    ----------

         Net increase in cash and cash equivalents .....................        3,343           384
Cash and cash equivalents at beginning of period .......................        2,986           579
                                                                           ----------    ----------

Cash and cash equivalents at end of period .............................   $    6,329    $      963
                                                                           ==========    ==========


     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company's amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At March 31, 2001, the Company had 34 field offices with operations in 46 states. The Company also sells products to franchisees. At March 31, 2001, there were 10 franchisees operating in 14 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 2001 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for each of the three month periods ended March 31, 2001 and 2000.

     The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2001         2000
                                                             ----------   ----------
Cash paid during the period:
  Interest paid ..........................................   $      598   $    1,299
  Income taxes paid ......................................           20           51

3.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The weighted average number of shares used in the computation of basic and dilutive earnings per share were 6,514,005 and 6,527,371, respectively, for the three months ended March 31, 2001 and 6,480,276 and 6,480,429, respectively for the three months ended March 31, 2000. At March 31, 2001, the Company had 654,517 options outstanding, that were excluded from the weighted average number of shares used in the computation of dilutive earnings per share because they would be anti-dilutive.

4.   INCOME TAXES

     Quarterly income taxes are computed using the anticipated effective tax rate for the year.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company's Form 10-K for the year ended December 31, 2000.

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

REVENUE

     Total revenue for the first three months of 2001 increased 9.2% to $34.4 million from $31.5 million for the same period in 2000.

     Vending revenue increased $2.9 million or 9.2% for the first three months of 2001 to $33.8 million from $30.9 million for the comparable period in 2000, primarily as a result of a 5.6% increase in the average number of Shoppes in place during the first three months of 2001 compared to the average number in place during the same period in 2000.

     The Company has recently experienced growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company's ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company's ability to place additional Shoppes depends on a number of factors beyond the Company's control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company's ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

     Franchise and other revenue increased $39,000 or 6.5% to $638,000 for the first three months of 2001 as compared to the same period in 2000, due primarily to higher product sales to franchisees and franchise royalties that resulted from location agreements signed by the Company in 2000. The Company anticipates franchise and other revenue to remain at this level in the future.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first three months of 2001 increased $3.0 million or 13.4% to $25.2 million from $22.3 million for the comparable period in 2000. The vending operations' contribution to gross profit for the first three months of 2001 declined to $8.5 million, representing a 1.4% decrease compared to gross profit from vending operations realized in the same period in 2000. The vending gross profit achieved during the first quarter of 2001 was 25.3% of vending revenue, which represents a 2.7 percentage point decrease from the gross profit percentage achieved during the first quarter of 2000. The decrease in vending margin results primarily from higher location commissions and depreciation compared to the same period in 2000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first quarter of 2001 was 34.0% of vending revenue, which is .8 percentage points lower than the cash vending gross profit achieved during the first quarter of 2000. The cash vending gross profit for the current quarter is also .9 percentage points lower than the cash vending gross profit achieved during the fourth quarter of 2000. The Company attributes this decrease primarily to increased location commissions.

     Substantially all the Company's plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers.

     For the first quarter of 2001, gross profit on franchise and other revenue increased to $115,000 or 18.0% of franchise and other revenue, as compared to $44,000 or 7.3% of franchise and other revenue for the first quarter of 2000. The increase in gross profit results primarily from increased franchise royalties discussed above.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization increased $24,000 to $6.4 million for the first three months of 2001, but decreased as a percentage of revenue to 18.6% as compared to 20.3% for the comparable period in 2000, primarily as a result of higher revenue with the continuing control of discretionary spending during the quarter.

OPERATING EARNINGS

     Operating earnings for the first three months of 2001 declined to $2.2 million, or 6.5% of total revenue, as compared to $2.3 million, or 7.3% of total revenue for the comparable period in 2000. The decrease in operating earnings as a percentage of revenue results primarily from the lower gross margin achieved from vending operations.

INTEREST EXPENSE, NET

     Interest expense for the first three months of 2001 decreased $71,000 to $1.8 million as compared to the same period in 2000. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first three months of 2001 and 2000 were $240,000. Diluted earnings per share for the first three months of 2001 and 2000 were $0.04.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facilities and issuance of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

     Net cash provided by operating activities was $5.3 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

     Net cash used in investing activities was $1.5 million and $3.5 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures for the three months ended March 31, 2001 and 2000 amounted to $1.0 million and $2.9 million, respectively, of which $990,000 and $2.8 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash used in financing activities was $479,000 and $968,000 for the three months ended March 31, 2001 and 2000, respectively. Financing activities consist primarily of repayments on the Company's credit facility and other debt obligations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED).


     The Company's $55.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003, and at March 31, 2001, there was approximately $5.2 million outstanding and $4.8 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2001 was 9.1%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at March 31, 2001.

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

                           PART II. OTHER INFORMATION.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (b)    Reports on Form 8-K.

                  A report on Form 8-K was filed with the SEC on January 26, 2001 disclosing that on December 29, 2000 the Company had entered into a $55 million multi-year credit agreement with General Electric Capital Corporation and Comerica Bank.

                        AMERICAN COIN MERCHANDISING, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN COIN MERCHANDISING, INC.

        May 9, 2001           By:   /s/ W. John Cash
     -----------------             ---------------------------------------------
           Date                        W. John Cash
                                       Senior Vice President, Chief Financial
                                         Officer

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
          11.1          Statement re: Computation of Per Share Earnings