Form 10-Q
period 2001-06-30
AMERICAN COIN MERCHANDISING INC
filed 2001-08-09
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                 (303) 247-0480
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                  -----    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                       CLASS                                  JULY 31, 2001
                       -----                                  --------------
           Common Stock, $0.01 par value                     6,531,774 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART 1        FINANCIAL INFORMATION.                                                                         PAGE
              Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets
                               June 30, 2001 and December 31, 2000..........................................  3

                             Consolidated Condensed Statements of Earnings for the Three Months and
                               Six Months Ended June 30, 2001 and 2000......................................  4

                             Consolidated Condensed Statement of Stockholders' Equity for the
                               Six Months Ended June 30, 2001...............................................  5

                             Consolidated Condensed Statements of Cash Flows for the
                               Six Months Ended June 30, 2001 and 2000......................................  6

                             Notes to Consolidated Condensed Financial Statements...........................  7

              Item 2.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..........................................................  8

PART II       OTHER INFORMATION.

              Item 4.   Submission of Matters to a Vote of Security Holders.................................  11

              Item 6.   Exhibits and Reports on Form 8-K....................................................  11

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2001               2000
                                                                                            ---------        ------------
                                                         ASSETS
Current assets:
   Cash and cash equivalents .......................................................        $   2,702         $   2,986
   Trade accounts and other receivables, net .......................................              658               608
   Income tax receivable ...........................................................            2,098             2,098
   Inventories, net ................................................................           12,273            10,126
   Prepaid expenses and other assets ...............................................            2,297             1,800
                                                                                            ---------         ---------
       Total current assets ........................................................           20,028            17,618
                                                                                            ---------         ---------

Property and equipment, at cost:
   Vending machines ................................................................           69,873            67,906
   Vehicles ........................................................................            6,061             6,234
   Office equipment, furniture and fixtures ........................................            5,211             4,557
                                                                                            ---------         ---------
                                                                                               81,145            78,697
   Less accumulated depreciation ...................................................          (34,142)          (29,178)
                                                                                            ---------         ---------
       Property and equipment, net .................................................           47,003            49,519

Placement fees, net of accumulated amortization of $3,471 in 2001 and $2,339 in 2000            2,229             2,114
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $7,336 in 2001 and $6,216 in 2000 ...............................           35,805            36,009
Other assets, net of accumulated amortization of $1,072 in 2001 and $871 in 2000 ...            2,236             2,647
                                                                                            ---------         ---------

       Total assets ................................................................        $ 107,301         $ 107,907
                                                                                            =========         =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...............................................        $   7,060         $   7,233
   Accounts payable ................................................................            5,680             6,096
   Accrued commissions .............................................................            2,518             2,122
   Other accrued expenses ..........................................................            1,860             1,476
                                                                                            ---------         ---------
       Total current liabilities ...................................................           17,118            16,927
                                                                                            ---------         ---------

Long-term debt, net of current portion .............................................           42,603            44,224
Other liabilities ..................................................................              560               449
Deferred tax liabilities ...........................................................              828               625
                                                                                            ---------         ---------
       Total liabilities ...........................................................           61,109            62,225
                                                                                            ---------         ---------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ...................................           15,618            15,593

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ............               --                --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,532 shares in 2001 and 6,514 shares in 2000) ....................               66                66
   Additional paid-in-capital ......................................................           22,114            22,076
   Retained earnings ...............................................................            8,394             7,947
                                                                                            ---------         ---------
       Total stockholders' equity ..................................................           30,574            30,089
                                                                                            ---------         ---------
Commitments
       Total liabilities and stockholders' equity ..................................        $ 107,301         $ 107,907
                                                                                            =========         =========

     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                                -------------------     -------------------
                                                                 2001        2000        2001        2000
                                                                -------     -------     -------     -------
Revenue:
   Vending ................................................     $34,435     $30,133     $68,193     $61,033
   Franchise and other ....................................         538         745       1,176       1,344
                                                                -------     -------     -------     -------
       Total revenue ......................................      34,973      30,878      69,369      62,377
                                                                -------     -------     -------     -------

Cost of revenue:
   Vending, excluding related depreciation and amortization      22,979      20,050      45,263      40,190
   Depreciation and amortization ..........................       2,960       2,372       5,909       4,489
                                                                -------     -------     -------     -------
       Total cost of vending ..............................      25,939      22,422      51,172      44,679
   Franchise and other ....................................         564         282       1,087         837
                                                                -------     -------     -------     -------
       Total cost of revenue ..............................      26,503      22,704      52,259      45,516
                                                                -------     -------     -------     -------

       Gross profit .......................................       8,470       8,174      17,110      16,861

General and administrative expenses .......................       5,680       5,287      11,333      10,841
Depreciation and amortization .............................         777         807       1,529       1,634
                                                                -------     -------     -------     -------

       Operating earnings .................................       2,013       2,080       4,248       4,386

Interest expense, net .....................................       1,679       1,970       3,527       3,889
                                                                -------     -------     -------     -------
       Earnings before income taxes .......................         334         110         721         497
Provision for income taxes ................................         127          42         274         189
                                                                -------     -------     -------     -------
       Net earnings .......................................     $   207     $    68     $   447     $   308
                                                                =======     =======     =======     =======

       Basic and diluted earnings per share of common stock     $  0.03     $  0.01     $  0.07     $  0.05

       Basic weighted average common shares ...............       6,522       6,488       6,518       6,484
       Diluted weighted average common shares .............       6,638       6,488       6,590       6,484










     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                        (In thousands, except share data)

                                                                                                    TOTAL
                                                                     ADDITIONAL                     STOCK-
                                                       COMMON         PAID-IN       RETAINED       HOLDERS'
                                                        STOCK         CAPITAL       EARNINGS        EQUITY
                                                       -------       ----------     --------       --------
DECEMBER 31, 2000 .............................        $    66        $22,076        $ 7,947        $30,089

   Issuance of 17,855 shares of common stock in
     employee stock purchase plan .............             --             38             --             38

   Net earnings ...............................             --             --            447            447
                                                       -------        -------        -------        -------

JUNE 30, 2001 .................................        $    66        $22,114        $ 8,394        $30,574
                                                       =======        =======        =======        =======







     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements Of Cash Flows
                                 (In thousands)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          2001          2000
                                                                        --------      --------
Operating activities:
   Net earnings ...................................................     $    447      $    308
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ..............................        7,708         6,425
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ...................         (194)         (216)
           Inventories ............................................       (2,101)        4,040
           Prepaid expenses and other assets ......................         (248)         (100)
           Accounts payable, accrued expenses and other liabilities          548           743
                                                                        --------      --------
         Net cash provided by operating activities ................        6,160        11,200
                                                                        --------      --------

Investing activities:
   Acquisitions of property and equipment, net ....................       (2,559)       (9,859)
   Acquisition of franchisee ......................................         (273)           --
   Placement fees .................................................       (1,241)       (1,011)
                                                                        --------      --------
         Net cash used in investing activities ....................       (4,073)      (10,870)
                                                                        --------      --------

Financing activities:
   Net payments on credit facility ................................       (1,500)          604
   Principal payments on long-term debt ...........................         (909)       (1,248)
   Employee stock purchase plan ...................................           38            38
                                                                        --------      --------
         Net cash used in financing activities ....................       (2,371)         (606)
                                                                        --------      --------

         Net decrease in cash and cash equivalents ................         (284)         (276)

Cash and cash equivalents at beginning of period ..................        2,986           579
                                                                        --------      --------

Cash and cash equivalents at end of period ........................     $  2,702      $    303
                                                                        ========      ========





     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company's amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At June 30, 2001, the Company had 34 field offices with operations in 46 states. The Company also sells products to franchisees. At June 30, 2001, there were 9 franchisees operating in 12 territories.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 2001 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at June 30, 2001 and December 31, 2000, and the results of its operations for each of the three month and six month periods ended June 30, 2001 and 2000, and the cash flows for each of the six month periods then ended.

     The operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   ------------------
                                                                                    2001        2000
                                                                                   ------      ------
     Cash paid during the period:
       Interest paid............................................................   $2,525      $3,524
       Income taxes paid........................................................       45          68

3.   EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The computation of earnings per share is as follows:

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                          -------------------------     -------------------------
                                                             2001           2000           2001           2000
                                                          ----------     ----------     ----------     ----------
     Net earnings ...................................     $  207,000     $   68,000     $  447,000     $  308,000
                                                          ==========     ==========     ==========     ==========
     Common shares outstanding at beginning of period      6,521,702      6,487,669      6,513,919      6,480,194
       Effect of shares issued during the period ....            111             98          4,012          3,828
                                                          ----------     ----------     ----------     ----------
     Basic weighted average common shares ...........      6,521,813      6,487,767      6,517,931      6,484,022
     Incremental shares from assumed conversions--
       Stock options ................................        116,675             --         72,148             --
                                                          ----------     ----------     ----------     ----------
     Diluted weighted average common shares .........      6,638,488      6,487,767      6,590,079      6,484,022
                                                          ==========     ==========     ==========     ==========
       Basic and diluted earnings per share .........     $     0.03     $     0.01     $     0.07     $     0.05
                                                          ==========     ==========     ==========     ==========

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

GENERAL

     Substantially all of the Company's revenue and gross profit is derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and amortization, and direct service cost.

     Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisee customers. Product sold to franchisees and non-franchisees consists of goods to vend in the Shoppes.

REVENUE

     Total revenue for the first six months of 2001 increased 11.2% to $69.4 million from $62.4 million for the same period in 2000. For the second quarter of 2001, total revenue increased 13.3% to $35.0 million as compared to $30.9 million for the same period in 2000.

     Vending revenue increased $7.2 million or 11.7% for the first six months of 2001 to $68.2 million from $61.0 million for the comparable period in 2000, primarily as a result of a 11.9% increase in the average number of Shoppes in place during the first six months of 2001 compared to the average number in place during the same period in 2000. For the second quarter of 2001, vending revenue increased $4.3 million or 14.3% to $34.4 million as compared to the same period in 2000. The average number of Shoppes in place during the second quarter of 2001 increased by 10.8% as compared to the second quarter of 2000.

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

     Franchise and other revenue decreased $168,000 or 12.5% to $1.2 million for the first six months of 2001 as compared to the same period in 2000, due primarily to lower product sales to franchisees that result from the acquisition of a franchisee during the second quarter of 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

COST OF REVENUE AND GROSS PROFIT

     The cost of vending operations for the first six months of 2001 increased $6.5 million or 14.5% to $51.2 million from $44.7 million for the comparable period in 2000. The vending operations' contribution to gross profit for the first six months of 2001 increased to $17.0 million, representing a 4.1% increase compared to gross profit from vending operations realized in the same period in 2000. The vending gross profit achieved during the first six months of 2001 was 25.0% of vending revenue, which represents a 1.8 percentage point decrease from the gross profit percentage achieved during the first six months of 2000. For the second quarter of 2001, the cost of vending increased $3.5 million or 15.7% to $25.9 million from $22.4 million for the comparable period in 2000. Vending gross profit realized during the second quarter of 2001 was $8.5 million or 24.7% of vending revenue as compared to $7.7 million or 25.6% for the second quarter of 2000. The decrease in vending margin results primarily from higher location commissions and depreciation partially offset by lower cost of product vended through the Shoppes compared to the same period in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first six months of 2001 was 33.6% of vending revenue, which is .6 percentage points lower than the cash vending gross profit achieved during the first six months of 2000. The cash vending gross profit for the current quarter is .4 percentage points lower than the cash vending gross profit achieved during the first quarter of 2001. The decrease is primarily due to increased location commissions.

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

     Gross profit on franchise and other revenue for the first six months of 2001 decreased to $89,000 or 7.6% of franchise and other revenue, as compared to $507,000 or 37.7% of franchise and other revenue for the first six months of 2000. For the second quarter of 2001, franchise and other revenue generated a $26,000 deficit, which is primarily attributable to the acquisition of a franchisee during the quarter. Product sales to franchisees and non-franchisees during the second quarter declined approximately $184,000 compared to same period in 2000.

OPERATING EXPENSE

     General and administrative expenses and depreciation and amortization increased $387,000 to $12.9 million for the first six months of 2001, but decreased as a percentage of revenue to 18.5% as compared to 20.0% for the comparable period in 2000, primarily as a result of higher revenues with the continuing control and review of discretionary spending during the period.

OPERATING EARNINGS

     Operating earnings for the first six months of 2001 declined to $4.2 million, or 6.1% of total revenue, as compared to $4.4 million, or 7.0% of total revenue for the comparable period in 2000. Operating earnings for second quarter of 2001 were consistent with the comparable period in 2000. The decrease in operating earnings as a percentage of revenue results primarily from the lower gross margin achieved from vending operations.

INTEREST EXPENSE, NET

     Interest expense for the first six months of 2001 decreased $362,000 to $3.5 million as compared to the same period in 2000. Interest expense for the second quarter of 2001 decreased $291,000 to $1.7 million as compared to the same period in 2000. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

NET EARNINGS AND NET EARNINGS PER SHARE

     Net earnings for the first six months of 2001 increased to $447,000, as compared to net earnings of $308,000 for the comparable period in 2000. Net earnings for the second quarter of 2001 were $207,000, as compared to net earnings of $68,000 for the comparable period in 2000. Diluted earnings per share for the first six months of 2001 increased to $0.07, as compared to $0.05 for the comparable period in 2000. Diluted weighted average common shares for the first six months of 2001 were 6,590,079 as compared to 6,484,022 for the comparable period in 2000. Diluted earnings per share for the second quarter of 2001 were $0.03, as compared to $0.01 for the comparable period in 2000. Diluted weighted average common shares for the second quarter of 2001 were 6,638,488 as compared to 6,487,767 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's bank credit facilities and issuance of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment on long-term borrowings.

     Net cash provided by operating activities was $6.2 million and $11.2 million for the six months ended June 30, 2001 and 2000, respectively. The Company anticipates that cash will continue to be provided by operations as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility. During the first six-months of 2001, changes in product sourcing that were required to meet the Company's safety and testing standards resulted in a one-time use of working capital.

     Net cash used in investing activities was $4.1 million and $10.9 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures for the six months ended June 30, 2001 and 2000 amounted to $2.6 million and $9.9 million, respectively, of which $2.0 million and $9.6 million, respectively, was for the acquisition of amusement vending equipment. The acquisition of a franchisee in 2001 used $273,000.

     Net cash used in financing activities was $2.4 million and $606,000 for the six months ended June 30, 2001 and 2000, respectively. Financing activities consist primarily of repayments on the Company's credit facility and other debt obligations.

     The Company's $55.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003, and at June 30, 2001, there was approximately $5.2 million outstanding and $4.8 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at June 30, 2001 was 7.4%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at June 30, 2001.

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

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. The amortization of costs in excess of assets acquired and other intangible assets was $1.1 million for the six-month period ended June 30, 2001.

                           PART II. OTHER INFORMATION.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 8, 2001, at which the stockholders elected six directors to each serve until the next annual meeting of stockholders and until their successor is elected and has qualified or until such director's death, resignation or removal and ratified the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2001. Votes were cast as follows:

                                                               Votes Against
                                                Votes For       Or Withheld      Votes Abstained     Broker Non-Votes
                                                ---------       -----------      ---------------     ----------------
Election of Directors:
   John A. Sullivan.....................        5,068,992          54,119        Not Applicable       Not Applicable
   Randall J. Fagundo...................        5,069,392          53,719        Not Applicable       Not Applicable
   Richard D. Jones.....................        5,069,217          53,894        Not Applicable       Not Applicable
   J. Gregory Theisen...................        5,069,364          53,747        Not Applicable       Not Applicable
   Bruce W. Krysiak.....................        5,069,417          53,694        Not Applicable       Not Applicable
   Richard P. Bermingham................        5,069,217          53,894        Not Applicable       Not Applicable

Ratification of KPMG LLP as independent
  auditors for the fiscal year ending
  December 31, 2001.....................        5,114,447           2,684             5,980                None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits.

                    10.56     Amendment to Consulting Agreement dated July 31, 2001, between the Registrant and
                                John A. Sullivan.

                    10.57     Amendment to Executive Employment Agreement dated July 31, 2001, between the
                                Registrant and Randall J. Fagundo.

                    10.58     Amendment to Executive Employment Agreement dated July 31, 2001, between the
                                Registrant and W. John Cash.

                        AMERICAN COIN MERCHANDISING, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN COIN MERCHANDISING, INC.

       August 9, 2001                By: /s/ W. John Cash
     ------------------                 ----------------------------------------
            Date                         W. John Cash
                                         Senior Vice President, Chief Financial
                                         Officer

                                 EXHIBIT INDEX

 Exhibit No.                           Description                                  Page
 -----------                           -----------                                  ----
    10.56      Amendment to Consulting Agreement dated July 31, 2001, between
                 the Registrant and John A. Sullivan.                                14

    10.57      Amendment to Executive Employment Agreement dated July 31, 2001,
                 between the Registrant and Randall J. Fagundo.                      16

    10.58      Amendment to Executive Employment Agreement dated July 31, 2001,
                 between the Registrant and W. John Cash                             20