Form 10-Q
period 2001-09-30
AMERICAN COIN MERCHANDISING INC
filed 2001-11-13
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

                                Yes  X   No
                                    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
             CLASS                                           OCTOBER 31, 2001
             -----                                           ----------------
Common Stock, $0.01 par value                                6,535,691 shares

                        AMERICAN COIN MERCHANDISING, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION.                                                                        PAGE
         Item 1. Financial Statements

                   Consolidated Condensed Balance Sheets
                      September 30, 2001 and December 31, 2000........................................  3

                   Consolidated Condensed Statements of Earnings for the Three Months and
                      Nine Months Ended September 30, 2001 and 2000...................................  4

                   Consolidated Condensed Statement of Stockholders' Equity for the
                      Nine Months Ended September 30, 2001............................................  5

                   Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000...................................  6

                   Notes to Consolidated Condensed Financial Statements...............................  7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations..........................................................  9

PART II  OTHER INFORMATION.

         Item 6. Exhibits and Reports on Form 8-K..................................................... 13

                         PART I. FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)

                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                 2001            2000
                                                                                            -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................................   $       1,611    $       2,986
   Trade accounts and other receivables, net ............................................             652              608
   Income tax receivable ................................................................           2,098            2,098
   Inventories, net .....................................................................          14,625           10,126
   Prepaid expenses and other assets ....................................................           2,390            1,800
                                                                                            -------------    -------------
         Total current assets ...........................................................          21,376           17,618
                                                                                            -------------    -------------
Property and equipment, at cost:
   Vending machines .....................................................................          70,968           67,906
   Vehicles .............................................................................           5,822            6,234
   Office equipment, furniture and fixtures .............................................           5,535            4,557
                                                                                            -------------    -------------
                                                                                                   82,325           78,697
   Less accumulated depreciation ........................................................         (36,524)         (29,178)
                                                                                            -------------    -------------
         Property and equipment, net ....................................................          45,801           49,519

Placement fees, net of accumulated amortization of $4,084 in 2001 and $2,339 in 2000 ....           2,345            2,114
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $7,908 in 2001 and $6,216 in 2000 ....................................          35,233           36,009
Other assets, net of accumulated amortization of $1,173 in 2001 and $871 in 2000 ........           2,095            2,647
                                                                                            -------------    -------------
         Total assets ...................................................................   $     106,850    $     107,907
                                                                                            =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ....................................................   $       7,382    $       7,233
   Accounts payable .....................................................................           5,882            6,096
   Accrued commissions ..................................................................           2,259            2,122
   Other accrued expenses ...............................................................           1,730            1,476
                                                                                            -------------    -------------
         Total current liabilities ......................................................          17,253           16,927
                                                                                            -------------    -------------

Long-term debt, net of current portion ..................................................          41,552           44,224
Other liabilities .......................................................................             613              449
Deferred tax liabilities ................................................................             990              625
                                                                                            -------------    -------------
         Total liabilities ..............................................................          60,408           62,225
                                                                                            -------------    -------------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures ........................................          15,631           15,593

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) .................              --               --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
      outstanding 6,536 shares in 2001 and 6,514 shares in 2000) ........................              66               66
   Additional paid-in-capital ...........................................................          22,133           22,076
   Retained earnings ....................................................................           8,612            7,947
                                                                                            -------------    -------------
         Total stockholders' equity .....................................................          30,811           30,089
                                                                                            -------------    -------------
Commitments
         Total liabilities and stockholders' equity .....................................   $     106,850    $     107,907
                                                                                            =============    =============

     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                  Consolidated Condensed Statements of Earnings
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                     2001         2000         2001         2000
                                                                  ----------   ----------   ----------   ----------
Revenue:
   Vending ....................................................   $   34,480   $   32,219   $  102,673   $   93,252
   Franchise and other ........................................          541          714        1,717        2,057
                                                                  ----------   ----------   ----------   ----------
         Total revenue ........................................       35,021       32,933      104,390       95,309
                                                                  ----------   ----------   ----------   ----------

Cost of revenue:
   Vending, excluding related depreciation and amortization ...       23,150       21,081       68,413       61,271
   Depreciation and amortization ..............................        3,019        2,648        8,928        7,136
                                                                  ----------   ----------   ----------   ----------
         Total cost of vending ................................       26,169       23,729       77,341       68,407
   Franchise and other ........................................          340          513        1,427        1,350
                                                                  ----------   ----------   ----------   ----------
         Total cost of revenue ................................       26,509       24,242       78,768       69,757
                                                                  ----------   ----------   ----------   ----------
         Gross profit .........................................        8,512        8,691       25,622       25,552

General and administrative expenses ...........................        5,858        5,455       17,191       16,297
Depreciation and amortization .................................          808          756        2,337        2,390
                                                                  ----------   ----------   ----------   ----------
         Operating earnings ...................................        1,846        2,480        6,094        6,865

Interest expense, net .........................................        1,494        1,958        5,021        5,847
                                                                  ----------   ----------   ----------   ----------
         Earnings before income taxes .........................          352          522        1,073        1,018
Provision for income taxes ....................................          134          199          408          388
                                                                  ----------   ----------   ----------   ----------
         Net earnings .........................................   $      218   $      323   $      665   $      630
                                                                  ==========   ==========   ==========   ==========

         Basic and diluted earnings per share of common stock .   $     0.03   $     0.05   $     0.10   $     0.10

         Basic weighted average common shares .................        6,532        6,497        6,523        6,488
         Diluted weighted average common shares ...............        6,809        6,497        6,672        6,488


     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Stockholders' Equity
                        (In thousands, except share data)

                                                                                                    TOTAL
                                                                      ADDITIONAL                    STOCK-
                                                          COMMON        PAID-IN       RETAINED     HOLDERS'
                                                           STOCK        CAPITAL       EARNINGS     EQUITY
                                                        -----------   -----------   -----------   -----------
DECEMBER 31, 2000 ...................................   $        66   $    22,076   $     7,947   $    30,089

    Issuance of 21,722 shares of common stock in
       employee stock purchase plan .................            --            57            --            57

   Net earnings .....................................            --            --           665           665
                                                        -----------   -----------   -----------   -----------
SEPTEMBER 30, 2001 ..................................   $        66   $    22,133   $     8,612   $    30,811
                                                        ===========   ===========   ===========   ===========


     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements Of Cash Flows
                                 (In thousands)


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2001            2000
                                                                              ------------    ------------
Operating activities:
   Net earnings ...........................................................   $        665    $        630
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ....................................         11,664           9,930
         Changes in operating assets and liabilities:
               Trade accounts and other receivables .......................           (188)            (49)
               Inventories ................................................         (4,453)          3,100
               Prepaid expenses and other assets ..........................           (301)            (33)
               Accounts payable, accrued expenses and other liabilities ...            576           3,205
                                                                              ------------    ------------
            Net cash provided by operating activities .....................          7,963          16,783
                                                                              ------------    ------------
Investing activities:
   Acquisitions of property and equipment, net ............................         (4,014)        (13,621)
   Acquisition of franchisee ..............................................           (273)             --
   Placement fees .........................................................         (1,970)         (1,196)
                                                                              ------------    ------------
            Net cash used in investing activities .........................         (6,257)        (14,817)
                                                                              ------------    ------------
Financing activities:
   Net payments on credit facility ........................................         (2,000)            234
   Principal payments on long-term debt ...................................         (1,138)         (1,893)
   Employee stock purchase plan ...........................................             57              56
                                                                              ------------    ------------
            Net cash used in financing activities .........................         (3,081)         (1,603)
                                                                              ------------    ------------
            Net increase (decrease) in cash and cash equivalents ..........         (1,375)            363
Cash and cash equivalents at beginning of period ..........................          2,986             579
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $      1,611    $        942
                                                                              ============    ============

     See accompanying notes to consolidated condensed financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company's amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At September 30, 2001, the Company had 34 field offices with operations in 46 states. The Company also sells products to franchisees. At September 30, 2001, there were 9 franchisees operating in 12 territories.

      On September 10, 2001, the Company announced that it had entered into a definitive agreement to be acquired by a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The agreement provides that the acquiror will pay $8.50 in cash for each outstanding share of the Company's common stock. The transaction must be approved by a majority of the Company's outstanding shares. Completion is also subject to third party consents, government approvals, completion of financing and other customary closing conditions. It is expected that the merger will be voted upon by stockholders late in the fourth quarter of 2001 and, if approved, the merger is expected to close shortly thereafter.

      The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 2001 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

      In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2001 and December 31, 2000, and the results of operations for each of the three month and nine month periods ended September 30, 2001 and 2000, and the cash flows for each of the nine month periods then ended.

      The operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      A schedule of supplemental cash flow information follows (in thousands):

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               2001           2000
                                           ------------   ------------
Cash paid during the period:
   Interest paid .......................   $      4,039   $      5,289
   Income taxes paid ...................             16             69

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


3. EARNINGS PER SHARE

      Basic and diluted earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively. The computation of earnings per share is as follows:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                             2001             2000             2001             2000
                                                         ------------     ------------     ------------     ------------
Net earnings .......................................     $    218,000     $    323,000     $    665,000     $    630,000
                                                         ============     ============     ============     ============
Common shares outstanding at beginning of period ...        6,531,774        6,496,623        6,513,919        6,480,194
   Effect of shares issued during the period .......               43               91            8,662            8,089
                                                         ------------     ------------     ------------     ------------
Basic weighted average common shares ...............        6,531,817        6,496,714        6,522,582        6,488,283
Incremental shares from assumed conversions--
   stock options ...................................          277,681               --          149,261               --
                                                         ------------     ------------     ------------     ------------
Diluted weighted average common shares .............        6,809,498        6,496,714        6,671,843        6,488,283
                                                         ============     ============     ============     ============
   Basic and diluted earnings per share ............     $       0.03     $       0.05     $       0.10     $       0.10
                                                         ============     ============     ============     ============

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

GENERAL

      Substantially all of the Company's revenue and gross profit is derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of amusement vending machines in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and amortization, and direct service cost.

      Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisee customers. Product sold to franchisees and non-franchisees consists of goods to vend in the Shoppes.

      On September 10, 2001, the Company announced that it had entered into a definitive agreement to be acquired by a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The agreement provides that the acquiror will pay $8.50 in cash for each outstanding share of the Company's common stock. The transaction must be approved by a majority of the Company's outstanding shares. Completion is also subject to third party consents, government approvals, completion of financing and other customary closing conditions. It is expected that the merger will be voted upon by stockholders late in the fourth quarter of 2001 and, if approved, the merger is expected to close shortly thereafter.

REVENUE

      Total revenue for the first nine months of 2001 increased 9.5% to $104.4 million from $95.3 million for the same period in 2000. For the third quarter of 2001, total revenue increased 6.3% to $35.0 million as compared to $32.9 million for the same period in 2000.

      Vending revenue increased $9.4 million or 10.1% for the first nine months of 2001 to $102.7 million from $93.3 million for the comparable period in 2000, primarily as a result of a 8.3% increase in the average number of amusement vending machines in place during the first nine months of 2001 compared to the average number in place during the same period in 2000. For the third quarter of 2001, vending revenue increased $2.3 million or 7.0% to $34.5 million as compared to the same period in 2000. The average number of amusement vending machines in place during the third quarter of 2001 increased by 7.4% as compared to the third quarter of 2000.

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

      Franchise and other revenue decreased $340,000 or 16.5% to $1.7 million for the first nine months of 2001 as compared to the same period in 2000, due primarily to lower product sales to franchisees that result from the acquisition of a franchisee during the second quarter of 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

COST OF REVENUE AND GROSS PROFIT

      The cost of vending operations for the first nine months of 2001 increased $8.9 million or 13.1% to $77.3 million from $68.4 million for the comparable period in 2000. The vending operations' contribution to gross profit for the first nine months of 2001 increased to $25.3 million, representing a 2.0% increase compared to gross profit from vending operations realized in the same period in 2000. The vending gross profit achieved during the first nine months of 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

was 24.7% of vending revenue, which represents a 1.9 percentage point decrease from the gross profit percentage achieved during the first nine months of 2000. For the third quarter of 2001, the cost of vending increased $2.4 million or 10.3% to $26.2 million from $23.7 million for the comparable period in 2000. Vending gross profit realized during the third quarter of 2001 was $8.3 million or 24.1% of vending revenue as compared to $8.5 million or 26.4% for the third quarter of 2000. The decrease in vending margin results primarily from higher location commissions and depreciation partially offset by lower cost of product vended through the Shoppes compared to the same period in 2000. Our vending revenue was also impacted by lower foot traffic in certain of our customer locations after September 11, 2001. The impact was predominately seen in our restaurant accounts where customer counts were measurably lower during the last half of September.

      The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first nine months of 2001 was 33.4% of vending revenue, which is .9 percentage points lower than the cash vending gross profit achieved during the first nine months of 2000. The cash vending gross profit for the current quarter is .4 percentage points lower than the cash vending gross profit achieved during the second quarter of 2001. The decrease is primarily due to increased location commissions partially offset by lower cost of product vended through the Shoppes.

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

      Gross profit on franchise and other revenue for the first nine months of 2001 decreased to $290,000 or 16.9% of franchise and other revenue, as compared to $707,000 or 34.4% of franchise and other revenue for the first nine months of 2000. For the third quarter of 2001, gross profit on franchise and other revenue was $201,000 or 37.2% of franchise and other revenue. Product sales to franchisees and non-franchisees during the third quarter declined approximately $173,000 compared to same period in 2000 compared to the same period in 2000 due to the acquisition of a franchisee during the second quarter of 2001.

OPERATING EXPENSE

      General and administrative expenses and depreciation and amortization increased $841,000 to $19.5 million for the first nine months of 2001, but decreased as a percentage of revenue to 18.7% as compared to 19.6% for the comparable period in 2000, primarily as a result of higher revenues with the continuing control and review of discretionary spending during the period. General and administrative expenses and deprecation and amortization increased $455,000 to $6.7 million for the third quarter of 2001 and increased .1 percentage points as a percentage of total revenue compared to same period in 2000. The increase is partially due to costs related to the process that culminated in the Company's recent announcement of the pending merger with a newly-formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The Company expects costs related to the merger to continue through the end of 2001.

OPERATING EARNINGS

      Operating earnings for the first nine months of 2001 declined to $6.1 million, or 5.8% of total revenue, as compared to $6.9 million, or 7.2% of total revenue for the comparable period in 2000. Operating earnings for third quarter of 2001 declined to $1.8 million, or 5.3% of total revenue, as compared to $2.5 million, or 7.5% of total revenue for the comparable period in 2000. The decrease in operating earnings as a percentage of revenue results primarily from the lower gross margin achieved from vending operations and higher general and administrative expenses.

INTEREST EXPENSE, NET

      Interest expense for the first nine months of 2001 decreased $826,000 to $5.0 million as compared to the same period in 2000. Interest expense for the third quarter of 2001 decreased $464,000 to $1.5 million as compared to the same period in 2000. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

NET EARNINGS AND NET EARNINGS PER SHARE

      Net earnings for the first nine months of 2001 increased to $665,000, as compared to net earnings of $630,000 for the comparable period in 2000. Net earnings for the third quarter of 2001 were $218,000, as compared to net earnings of $323,000 for the comparable period in 2000. Diluted earnings per share for the first nine months of 2001 and 2000 were $0.10. Diluted weighted average common shares for the first nine months of 2001 were 6,671,843 as compared to 6,488,283 for the comparable period in 2000. Diluted earnings per share for the third quarter of 2001 were $0.03, as compared to $0.05 for the comparable period in 2000. Diluted weighted average common shares for the third quarter of 2001 were 6,809,498 as compared to 6,496,714 for the comparable period in 2000.

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

      Net cash provided by operating activities was $8.0 million and $16.8 million for the nine months ended September 30, 2001 and 2000, respectively. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

      Net cash used in investing activities was $6.3 million and $14.8 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures for the nine months ended September 30, 2001 and 2000 amounted to $4.0 million and $13.6 million, respectively, of which $3.1 million and $13.3 million, respectively, was for the acquisition of amusement vending equipment. The acquisition of a franchisee in 2001 used $273,000.

      Net cash used in financing activities was $3.1 million and $1.6 million for the nine months ended September 30, 2001 and 2000, respectively. Financing activities consist primarily of repayments on the Company's credit facility and other debt obligations.

      The Company's $55.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003, and at September 30, 2001, there was approximately $6.2 million outstanding and $3.8 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at September 30, 2001 was 6.8%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at September 30, 2001.

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

there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. The amortization of costs in excess of assets acquired and other intangible assets was $1.7 million for the nine-month period ended September 30, 2001.

      In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company does not expect the impact of adopting SFAS 143 to be significant.

      On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS 144 to be significant.

                           PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b)   Reports on Form 8-K

              A report on Form 8-K was filed with the SEC on September 10, 2001 disclosing that on September 9, 2001 the Company had signed an Agreement and Plan of Merger ("Reorganization Agreement"), by and among Crane Mergerco Holdings, Inc. a Delaware corporation ("Parent"), Crane Mergerco Inc., a Delaware corporation and a wholly owned subsidiary of Parent and the Company. Pursuant to the Reorganization Agreement, and subject to the terms and conditions thereof, Parent will acquire the Company in a merger.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AMERICAN COIN MERCHANDISING, INC.


November 13, 2001           By:  /s/ W. John Cash
-----------------               --------------------------------------
      Date                      W. John Cash
                                Senior Vice President, Chief Financial Officer