Form 10-K
period 2001-12-31
AMERICAN COIN MERCHANDISING INC
filed 2002-03-26
CIK 949112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 22, 2002, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant's common stock is held by non-affiliates of the registrant.

                        AMERICAN COIN MERCHANDISING, INC.

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                                  Page

                                                         PART I

     Item    1     Business.....................................................................................    3

     Item    2     Properties...................................................................................   10

     Item    3     Legal Proceedings............................................................................   10

     Item    4     Submission of Matters to a Vote of Security Holders..........................................   10

                                                        PART II

     Item    5     Market for Registrant's Common Equity and Related Stockholder Matters.......................    11

     Item    6     Selected Financial Data.....................................................................    11

     Item    7     Management's Discussion and Analysis of Financial Condition and Results of Operations.......    12

     Item    8     Financial Statements and Supplementary Data.................................................    20

     Item    9     Changes in and disagreements with Accountants on Accounting and Financial Disclosure........    20


                                                       PART III

     Item    10    Directors and Executive Officers of the Registrant..........................................    21

     Item    11    Executive Compensation......................................................................    22

     Item    12    Security Ownership of Certain Beneficial Owners and Management..............................    25

     Item    13    Certain Relationships and Related Transactions..............................................    25

                                                         PART IV

     Item    14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 27-28

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

                                     PART I

ITEM 1. BUSINESS

    American Coin Merchandising, Inc. (the "Company") is the leading owner, operator and franchisor in the United States of coin-operated amusement vending equipment with more than 26,000 pieces of equipment on location. Over 14,000 of these machines are skill-crane machines ("Shoppes") that dispense plush toys, watches, jewelry, novelties and other items. For up to 50(cent) a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine's enclosed display area before play is ended. The Company's Shoppes are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, bingo halls, bars, warehouse clubs and similar locations ("Retail Accounts") to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. The Company also places supplementary amusement vending equipment generally at existing Shoppe locations, including kiddie rides, bulk vending (novelty items, candy, gum, etc.) and video games.

    On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company's common stock. The Company's common stock is no longer publicly traded. The Company's mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

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

        Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company's target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe's display area, the number of products and the density of the products within the Shoppe. If a Shoppe's weekly revenue consistently falls below the Company's minimum weekly revenue goal, the Company will consider relocating the Shoppe. During 2001, the Company redeployed certain underperforming Shoppes as a result of the Company's review of the machines' average weekly revenue.

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

    The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50(cent) and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 2001, the Company and its franchisees were operating 8,859 SugarLoaf Toy Shoppes.

    The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50c. and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 2001, the Company and its franchisees were operating 2,093 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

    The SugarLoaf Bean Bag Shoppe. The SugarLoaf Bean Bag Shoppe features a play price of 50(cent) and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 2001, the Company and its franchisees were operating 2,433 SugarLoaf Bean Bag Shoppes.

    The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50c. and dispenses key-chains featuring NASCAR, bean bags, licensed items and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 2001, the Company and its franchisees were operating 1,082 SugarLoaf Stop Shoppes.

    The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25(cent) and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. As of December 31, 2001, the Company and its franchisees were operating 301 SugarLoaf Fun Shoppes.

    The following chart indicates the number of certain Company-owned amusement vending equipment in operation at the indicated date:


                                   DECEMBER 31, 2001          DECEMBER 31, 2000           DECEMBER 31, 1999
                                 ---------------------      ---------------------       ---------------------
         TYPE                    NUMBER        PERCENT      NUMBER        PERCENT       NUMBER        PERCENT
         ----                    ------        -------      ------        -------       ------        -------
Toy Shoppes ..............        7,863         46.8%        7,580          47.6%        6,402         47.5%
Treasure Shoppes .........        1,766         10.5         1,633          10.3         1,530         11.3
Bean Bag Shoppes .........        2,413         14.4         2,344          14.7         2,151         15.9
Stop Shoppes .............        1,079          6.4         1,058           6.6           932          6.9
Fun Shoppes ..............          190          1.1           129           0.8           171          1.3
                                 ------        -----        ------         -----        ------        -----
    Total Shoppes ........       13,311         79.2        12,744          80.0        11,186         82.9
Video Games ..............        2,087         12.4         1,792          11.3         1,298          9.6
Kiddie Rides .............        1,401          8.4         1,387           8.7         1,011          7.5
                                 ------        -----        ------         -----        ------        -----
                                 16,799        100.0%       15,923         100.0%       13,495        100.0%
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

                                          RETAIL ACCOUNTS
                                          ---------------
MASS MERCHANDISERS         SUPERMARKETS                 RESTAURANTS                          OTHER
------------------         ------------                 -----------                          -----
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

    The Company or its franchisees provide the Shoppes and pay certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 2001, generally ranged from 25% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement vending equipment such as the Company's Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

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

    In August 2000, the Company signed a new two-year agreement with Wal-Mart that designates the Company as Wal-Mart's principal amusement vending operator. As of December 31, 2001, the Company had installed more than 9,000 amusement vending machines in 1,515 Wal-Mart stores nationwide. The Company's largest account, Wal-Mart accounted for approximately 38% of total revenue in 2001. In March 2000, the Company signed a new three-year agreement with Safeway that designates the Company as Safeway's principal operator of skill-cranes through April 1, 2003. As of December 31, 2001, the Company and its franchisees had installed more than 828 amusement vending machines in 518 Safeway stores nationwide. In May 2000, the Company signed a new four-year agreement with Denny's that designates the Company as Denny's exclusive skill-crane operator for its company-owned restaurants through June 30, 2005. As of December 31, 2001, the Company and its franchisees had installed 610 Shoppes in company-owned Denny's restaurants nationwide. Other than Wal-Mart, no account represented 10% or more of the Company's total revenue in 2001.

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

    The Company and its franchisees compete for limited sites within supermarkets with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines, ATM machines and coin counting and redemption equipment. The Company's amusement vending equipment also competes with vending machine and coin-operated amusement device operators for sites in mass merchandise and restaurant chains, bowling centers and other locations. Competition for such sites is based primarily on the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company's amusement vending equipment compares favorably to that of competing uses for available sites within retail locations.

    Other Vending. The Company has introduced new types of complementary amusement vending machines at existing Shoppe locations which management believes will expand the potential customers for the Company. As of December 31, 2001, the Company and its franchisees had 1,401 kiddie rides installed in Retail Accounts nationwide. As of December 31, 2001, the Company and its franchisees had 7,800 pieces of bulk vending equipment in operation. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. As of December 31, 2001, the Company and its franchisees had 2,087 simulator and traditional video games in operation. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company's existing national distribution and service network.

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

    At December 31, 2001, the Company was operating in 47 states through a national network of 34 offices. The field offices average approximately 4,091 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes and other amusement vending equipment are repaired and product inventory is maintained. Part of the route merchandisers' daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space. In addition, pre-packing significantly reduces the time general managers and franchise personnel spend on inventory management, which allows more time for acquiring new accounts and monitoring the quality of Shoppe merchandising in the field.

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

FRANCHISE RELATIONS

    As of December 31, 2001, the Company had franchise agreements in effect with 9 franchisees covering 12 territories in the U.S. covering, in the aggregate, 1,457 pieces of amusement vending equipment. The Company does not currently intend to grant any additional franchises. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee's proposed transfer of such business rights or interests.

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

INTELLECTUAL PROPERTY

    The Company has no patents or patent applications pending and relies primarily on a combination of trademark, trade dress and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including "Shoppe," "SugarLoaf," "Sugar Loaf," "Toy Shoppe," "Treasure Shoppe," "Fun Shoppe," "Shoppe of Stickers" and "Kid Shoppe." In addition, the Company claims common law trademark protection for the mark "A Test of Skill," "ACMI," "American Coin," "American Coin Merchandising," and various ones of its logos and symbols. The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company's franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's amusement vending equipment and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company believes it has significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company's proprietary rights.

GOVERNMENT REGULATION

    The Company's business is subject to federal, state and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994 requires the labeling of articles that bear or contain a hazardous substance as defined in such statutes. In addition, the Consumer Product Safety Commission may, under these statutes, ban from the market toys or other articles intended for use by children which contain hazardous substances or present a public health or safety hazard, and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles.

    The distribution and operation of skill-crane machines may be subject to federal, state and local regulations, including gaming regulations, which vary from jurisdiction to jurisdiction. Certain jurisdictions may require licenses, permits and approvals to be held by companies and their key personnel in connection with the distribution or operation of skill-crane machines. Currently, the Company believes that it has obtained all necessary governmental licenses, permits and approvals necessary for the distribution or operation of Shoppes in Company-owned operations. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future. Franchisees are responsible for their own regulatory compliance.

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

EMPLOYEES

    As of February 28, 2002, the Company had a total of 770 employees, including 48 employees at its headquarters in Boulder, Colorado. None of the Company's employees are represented by labor unions or are covered by any collective bargaining contract. Management believes it has a good relationship with the Company's employees.

    Generally, each of the Company's field offices employ approximately 10 to 45 persons, including a general manager, an office assistant and an adequate number of route merchandisers to properly service the Company's Shoppes and other amusement vending equipment and equipment service managers. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The area general managers oversee the operations of certain Company field offices and report directly to the Company's division vice presidents.

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

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at 5660 Central Avenue, Boulder, Colorado and the Denver, Colorado operation occupy approximately 28,000 square feet of office and warehouse space under a lease that expires February 28, 2003. The Company's fulfillment warehouse in Kent, Washington occupies approximately 106,000 square feet under a lease that expires August 31, 2003. The Company's machine repair and refurbishment facility in Denver, Colorado occupies approximately 11,000 square feet under a lease that expires September 30, 2003. The Company also is a party to 53 other leases which are used for office and warehouse space which average approximately 4,000 square feet, provide for monthly rental payments ranging from $450 to $5,240 and expire at various times over the period April 30, 2002 to May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is no longer publicly traded. As of March 22, 2002, ACMI Holdings, Inc. owns all of the Company's outstanding common stock. The Company has not declared or paid a cash dividend on its common stock. The payment of future dividends will be within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, and restrictions in current and future debt agreements, credit agreements and operating and financial condition of the Company, among other factors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below has been derived from the consolidated financial statements of the Company.

                                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                            2001          2000          1999         1998           1997
                                                         ----------    ----------    ----------    ----------    ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

STATEMENT OF OPERATIONS DATA:
Revenue:
  Vending ............................................   $  139,670    $  127,076    $  115,835    $   92,854    $   52,866
  Franchise and other ................................        2,257         2,681         4,630         4,857         6,218
                                                         ----------    ----------    ----------    ----------    ----------
    Total revenue ....................................      141,927       129,757       120,465        97,711        59,084
                                                         ----------    ----------    ----------    ----------    ----------
Cost of revenue:
  Vending ............................................      104,758        93,315        84,997        66,070        37,506
  Franchise and other ................................        1,921         1,936         3,104         3,108         3,967
                                                         ----------    ----------    ----------    ----------    ----------
    Total cost of revenue ............................      106,679        95,251        88,101        69,178        41,473
                                                         ----------    ----------    ----------    ----------    ----------
    Gross profit .....................................       35,248        34,506        32,364        28,533        17,611
General and administrative expenses ..................       26,518        25,080        25,668        19,413        10,314
Write off of costs in excess of assets acquired,
  severance and other costs ..........................           --            --         7,536            --            --
                                                         ----------    ----------    ----------    ----------    ----------
    Operating earnings (loss) ........................        8,730         9,426          (840)        9,120         7,297
Interest expense, net ................................        6,127         7,775         6,866         3,368           612
                                                         ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before income taxes and
      extraordinary loss..............................        2,603         1,651        (7,706)        5,752         6,685
Income tax (expense) benefit .........................         (989)         (627)        3,200        (1,854)       (2,256)
                                                         ----------    ----------    ----------    ----------    ----------
    Earnings (loss) before extraordinary loss ........        1,614         1,024        (4,506)        3,898         4,429
Extraordinary loss on debt refinancing, net of
  income tax benefit of $101 .........................           --           165            --            --            --
                                                         ----------    ----------    ----------    ----------    ----------
    Net earnings (loss) ..............................   $    1,614    $      859    $   (4,506)   $    3,898    $    4,429
                                                         ==========    ==========    ==========    ==========    ==========
Basic earnings (loss) per share ......................   $     0.25    $     0.13    $    (0.70)   $     0.60    $     0.80
Diluted earnings (loss) per share ....................   $     0.24    $     0.13    $    (0.70)   $     0.58    $     0.78
Basic weighted average common shares .................        6,526         6,493         6,475         6,467         5,565
Diluted weighted average common shares ...............        6,729         6,493         6,475         6,713         5,694

                                                            2001          2000          1999          1998          1997
                                                         ----------    ----------    ----------    ----------    ----------

BALANCE SHEET DATA:
Working capital ......................................   $    3,651    $      691    $    9,367    $    9,235    $    3,626
Total assets .........................................      103,362       107,907       104,134       111,782        37,077
Short-term debt and current portion of
  long-term debt .....................................        7,700         7,233         2,463         2,155         1,619
Long-term debt, excluding current portion ............       37,276        44,224        50,230        50,310         1,292
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures .....................       15,644        15,593        15,542        15,492            --
Total stockholders' equity ...........................       31,763        30,089        29,154        33,648        30,092

NUMBER OF SHOPPES:
Company operations ...................................       13,311        12,744        11,186        10,671         6,166
Franchise operations .................................        1,457         1,724         1,878         1,998         3,952
                                                         ----------    ----------    ----------    ----------    ----------
    Total ............................................       14,768        14,468        13,064        12,669        10,118
                                                         ==========    ==========    ==========    ==========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company and its franchisees own and operate coin-operated amusement vending equipment with more than 26,000 pieces of equipment on location. Over 14,000 of these machines are Shoppes that dispense plush toys, watches, jewelry, novelties and other items. The Company's Shoppes are placed in Retail Accounts and similar high traffic locations and the Company typically pays 25-30% of gross revenue to the location owner as a location commission. The Company has also introduced new types of supplementary vending and amusement machines at existing Shoppe locations. At December 31, 2001, the Company was operating in 47 states with a national network of 34 offices and there were 9 Company franchisees operating in 12 territories in the United States. The Company sells product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees' gross machine revenue.

    On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company's common stock. The Company's common stock is no longer publicly traded. The Company's mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

    For the year ended December 31, 2001, approximately 87% of the Company's revenue and gross profit were derived from Company-owned Shoppes. The Company's revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company's business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using amusement vending equipment and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

    Franchise and other revenue represents the Company's percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees and non-franchisee customers. Product sold to the franchisees and non-franchisee customers consists of goods to vend in Shoppes. The Company anticipates that franchise and other revenue will remain consistent with 2001 levels, subject to further franchisee acquisitions.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

Revenue

    The Company's total revenue increased 9.4% from $129.8 million in 2000 to $141.9 million in 2001. Vending revenue increased $12.6 million or 9.9% in 2001 to $139.7 million, primarily as a result of a 7.1% increase in the average number of amusement vending equipment in use during 2001, over the average number of amusement vending equipment in use during 2000.

    Franchise and other revenue decreased $424,000 or 15.8% in 2001 as compared to 2000, due to the acquisition of a franchise during the second quarter of 2001.

Cost of Revenue and Gross Profit

    The cost of vending operations increased $11.4 million in 2001 to $104.8 million. The vending operations' contribution to 2001 gross profit increased to $34.9 million, which represents a 3.4% increase over gross profit from vending operations realized in 2000. The vending gross profit achieved in 2001 was 25.0% of vending revenue, which represents a 1.6 percentage point decrease from the gross profit percentage achieved in 2000. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2001 was 33.6% of vending revenue, which is .9 percentage points lower than in 2000. The decrease in cash vending gross profit is primarily attributable to higher location payments. The cash vending gross profit achieved during the fourth quarter of 2001 was 34.1%, which is .8 percentage points lower than the comparable period in 2000.

    Gross profit on franchise and other revenue in 2001 decreased to $336,000, or 14.9% of franchise and other revenue, which is 12.9 percentage points lower than the gross margin achieved in 2000. The decrease in gross margin as a percentage of franchise and other revenue resulted primarily from increased importing related costs partially offset by lower unit costs and lower product sales to franchisees and non-franchisees.

Operating Expense

    General and administrative expenses including depreciation and amortization as a percentage of revenue for 2001 decreased to 18.7%, as compared to 19.3% of revenue in 2000. The decrease in general and administrative expenses resulted primarily from tighter control on discretionary spending during the year.

Operating Earnings

    Operating earnings in 2001 were $8.7 million or 6.2% of total revenue as compared to operating earnings of $9.4 million in 2000 or 7.4% of total revenue. The decrease in operating results is primarily attributable to increased location payments and placement fees.

Non Operating Income (Expense)

    Interest expense decreased $1.6 million to $6.1 million in 2001 as compared to 2000. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Net Earnings and Earnings Per Share

    The net earnings for the year ended December 31, 2001 were $1.6 million, as compared to net earnings of $859,000 for 2000. Diluted net earnings per share for 2001 were $0.24, compared to diluted net earnings per share of $0.13 in 2000.

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

Cost of Revenue and Gross Profit

    The cost of vending operations increased $8.3 million in 2000 to $93.3 million. The vending operations' contribution to 2000 gross profit increased to $33.8 million, which represents a 9.5% increase over gross profit from vending operations realized in 1999. The vending gross profit achieved in 2000 was 26.6% of vending revenue, which is consistent with the gross profit percentage achieved in 1999. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2000 was 34.5% of vending revenue, which is 1.1 percentage points higher than in 1999. The increase in cash vending gross profit is attributable to lower costs associated with product vended partially offset by higher location payments. The cash vending gross profit achieved during the fourth quarter of 2000 was 34.9%, which is .5 percentage points higher that the comparable period in 1999.

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

Operating Earnings (Loss)

    Operating earnings in 2000 were $9.4 million or 7.3% of total revenue as compared to an operating loss of $840,000 in 1999. The increase in operating results is primarily attributable to the lower cost of products vended through the Company's Shoppes, the reduction in general and administrative expenses discussed above and the write-off of one-time charges recognized in the third quarter of 1999.

Non Operating Income (Expense)

    Interest expense increased $909,000 to $7.8 million in 2000 as compared to 1999. The Company's interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Extraordinary Loss

    The extraordinary loss of $165,000, net of tax benefit, for the year ended December 31, 2000 relates to the refinancing of the Company's $50 million reducing revolving loan agreement in December 2000, which was scheduled to mature in July 2001. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings (Loss) and Earnings (Loss) Per Share

    The net earnings for the year ended December 31, 2000 were $859,000, as compared to a net loss of $4.5 million for 1999. Diluted earnings per share for 2000 were $0.13, compared to a diluted net loss per share of $0.70 in 1999.

CRITICAL ACCOUNTING POLICIES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

    On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment and costs in excess of assets acquired and other intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Deferred Taxes

    The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. This could be mitigated by the reversal of future taxable temporary differences in property, plant and equipment that could create taxable income to help utilize the deferred tax assets.

Inventory

    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company recognized a valuation reserve of $394,000 in the third quarter of 1999 primarily to write-down the cost of inventory being carried at Plush 4 Play a business that was discontinued. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment

    Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred. Vending machines are depreciated using the straight-line method over useful lives ranging from three to ten years.

Valuation of long-lived and intangible assets and costs in excess of assets acquired

    The Company assesses the impairment of identifiable intangibles, long-lived assets and related costs in excess of assets acquired whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

    When the Company determines that the carrying value of costs in excess of assets acquired and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company's current business model.

    In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $33.3 million of costs in excess of assets acquired. The Company has recorded approximately $2.0 million of amortization related to these assets during 2001 and would have amortized approximately $2.0 during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of our costs in excess of assets acquired in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002.

    The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded, which may be material.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company's credit facilities and issuances of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

    Net cash provided by operating activities was $15.8 million, $23.4 million and $7.4 million in 2001, 2000 and 1999, respectively. The decline in 2001 net cash provided by operating activities results primarily from an increase in inventory levels and a reduction in level of accounts payable. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company's credit facility.

    Net cash used in investing activities was $7.6 million, $18.1 million and $9.3 million in 2001, 2000 and 1999, respectively. Capital expenditures amounted to $4.9 million, $15.6 million and $8.3 million in 2001, 2000 and 1999, respectively, of which $4.0 million, $15.0 million and $7.9 million were used for the acquisition of amusement vending equipment. The acquisition of franchisees and others used $273,000 and $180,000 in 2001 and 1999, respectively.

    Net cash used by financing activities was $7.0 million and $3.0 million in 2001 and 2000 respectively and consisted primarily of payments on credit facilities and principal payments on long-term debt. Net cash provided by financing activities was $240,000 in 1999 and consisted primarily of borrowings on the Company's credit facility and principal payments on long-term debt.

    In conjunction with the acquisition by ACMI Holdings, Inc., in February 2002, the Company has a $65.0 million senior secured credit facility comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at February 28, 2002, there was approximately $2.7 million outstanding and $7.3 million available under the revolving credit facility. Under both term loan A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company's option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at February 28, 2002 was 6.0%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company's parent company. The Company was in compliance with such financial ratios and restrictions at February 11, 2002.

    The Company has also issued $25.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at February 11, 2002.

    The Company has noncancelable commitments for operating leases, debt and employment contracts. These commitments expire at various times over the next five years. Future minimum commitments as of December 31, 2001 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                         2002         2003        2004        2005         2006       TOTAL
 Operating leases..........................      2,673        1,411         542         335          133       5,094
 Long-term debt (not including interest)...      7,700        9,719      11,857      15,700           --      44,976
 Employment contracts......................        350          300          --          --           --         650

    The Company's long-term debt as described above has materially changed since December 31, 2001 due to the acquisition of the Company by ACMI Holdings and the Company's incurrence of additional debt in the form of the $65.0 million senior secured credit facility and $25.0 million of senior subordinated notes.

    The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds expected to be generated from operations and borrowings available under its credit facility and the Company's ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company's foreseeable operating and capital expenditure needs. The Company's liquidity through operating cash flows is subject to multiple risks associated with the Company's operations including fluctuations in Shoppe performance, management of growth, payment of the Company's indebtedness, dependence upon major accounts and competition, among others. The section entitled "Risk Factors" beginning on page 18 sets forth several of the risks associated with the Company's operations and is incorporated herein by reference.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. The amortization of costs in excess of assets acquired and other intangible assets was $2.3 million in 2001.

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

    Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under its revolving credit facility ($7.3 million at February 28, 2002) for a number of purposes, including future acquisitions of franchisees. Further use of funds from the credit facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders' equity and cash flow available for debt service. As a result of the issuance of the Ascending Rate Cumulative Trust Preferred Securities and the amount the Company owes pursuant to its senior secured facilities and senior subordinated notes, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company's operating cash flow will be sufficient to meet its debt service obligations under its senior secured facilities. The Company's leverage also could limit its ability to effect future financings or may otherwise restrict the Company's operations and growth.

    Trade Relations and Dependence on Major Accounts. The Company's largest account, Wal-Mart, accounted for approximately 38% of total revenue in 2001. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes and other amusement vending equipment placed at such accounts, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Dependence on Key Employees. The Company's success to date has been dependent in part upon the efforts and abilities of Randall J. Fagundo (its Chief Executive Officer and President), W. John Cash (its Senior Vice President, Chief Financial Officer, Treasurer and Secretary), Robert A. Kaslon (its Senior Vice President of Merchandising) and certain other key personnel. The Company's continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does maintain "key man" insurance on Randall J. Fagundo. In addition, executives or other employees with knowledge of the Company's operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the directors and executive officers of the Company as of March 22, 2002:

                                                                            PRINCIPAL OCCUPATION/
                    NAME                         AGE                     POSITION HELD WITH THE COMPANY
                    ----                         ---                     ------------------------------
    William F. Dawson Jr.......................  37    Partner, Wellspring Capital Management LLC, Chairman of the Board
                                                         of Directors
    Randall J. Fagundo.........................  42    President, Chief Executive Officer and Director
    Greg S. Feldman............................  45    Managing Partner, Wellspring Capital Management LLC and Director
    Pericles Navab.............................  34    President, Cadigan Investment Partners and Director
    Bruce W. Krysiak...........................  50    Chairman, EDABB, Inc. and Executive Chairman, Cadigan Investment
                                                         Partners and Director
    W. John Cash...............................  54    Senior Vice President, Chief Financial Officer, Treasurer and
                                                         Secretary
    Robert A. Kaslon...........................  37    Senior Vice President of Merchandising

----------

    William F. Dawson, Jr. has served as Chairman of the Board since February 2002. Mr. Dawson has been employed by Wellspring Capital Management LLC, a private equity firm, since May 2001. Mr. Dawson was employed by Whitney & Co., an investment management firm, where he served as Managing Director from May 2000 to April 2001. Prior to Whitney & Co., Mr. Dawson was employed by Donaldson, Lufkin & Jenrette, Inc. from September 1991 to April 2000.

    Randall J. Fagundo, a co-founder of the Company, has served as President and Chief Executive Officer since June 1999 and served as Senior Vice President and Chief Operating Officer from January 1999 to June 1999. Mr. Fagundo served as Secretary from May 1991 to June 1999 and as a director since February 2002. Mr. Fagundo served as Vice President of Operations from May 1991 to January 1999.

    Greg S. Feldman, has served as a director since February 2002. Mr. Feldman is co-founder and has been the Managing Partner of Wellspring Capital Management LLC since its inception in January 1995.

    Pericles Navab, has served as a director since February 2002. Mr. Navab is the founder and president of Cadigan Investment Partners, an investment firm specializing in management buyouts. Prior to Cadigan, Mr. Navab was a Principal at Arena Capital Partners, LLC, and investment holding company, from January 1999 to December 2000. Previously, Mr. Navab was a Principal at GarMark Partners, a private investment firm, from August 1996 to December 1999.

    Bruce W. Krysiak, has served as a director since February 2002. Mr. Krysiak joined Cadigan Investment Partners in January 2001 and serves as an Executive Chairman. Mr. Krysiak has served as Chairman of EDABB, Inc., an investment firm, for ten years and Executive Partner with Arena Capital Partners, LLC, an investment holding company, since October 1999. From April 1998 to March 1999, Mr. Krysiak served as the President, Chief Operating Officer and a director of Toys "R" Us, Inc., (NYSE:TOY), a toy retailing company. From January 1997 until April 1998, Mr. Krysiak served as the President and Chief Operating Officer of Dollar General Corporation, (NYSE:DG), a large retail merchandise company, and from April 1995 until May 1996 he served as Chief Operating Officer of the Circle K Corporation, a convenience store operator. Mr. Krysiak is a director of one of the portfolio companies of Cadigan.

    W. John Cash has served as Senior Vice President since January 1999, Secretary since June 1999 and Chief Financial Officer since July 1995. Prior to joining the Company he was Vice President and Chief Financial Officer of Kasler Holding Company, a diversified construction company, from May 1991 to March 1995. From July 1984 to April 1991, Mr. Cash served as a partner of KPMG LLP.

    Robert A. Kaslon has served as a Senior Vice President since May 1999. Mr. Kaslon served as Vice President of Operations from May 1997 to May 1999. From May 1994 to May 1997 Mr. Kaslon served as Director of Operations and Franchisee Relations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Director Compensation Prior to the Acquisition of the Company by ACMI Holdings, Inc.

    Prior to the acquisition of the Company by ACMI Holdings, Inc., each non-employee director of the Company received $8,000 of annual cash compensation, an initial grant of 15,000 shares of common stock upon election to the Board of Directors and an annual grant of options for 7,500 shares of common stock for service as a director each year after the first year of election. All non-employee directors also receive reimbursement for their reasonable out-of-pocket expenses related to attendance at Board meetings. In the fiscal year ended December 31, 2001, the total compensation paid to non-employee directors was $32,000.

    Prior to the acquisition of the Company by ACMI Holdings, Inc., each non-employee director of the Company was eligible to receive stock option grants under the 1995 Non-Employee Director Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended) were eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan were intended by the Company not to qualify as incentive stock options under the Code. In connection with ACMI Holdings' acquisition of the Company, the Directors' Plan was terminated in February 2002.

    During 2001, the Company granted 30,000 options to non-employee directors of the Company. On February 11, 2002, all options granted under the Directors' Plan were terminated pursuant to the Agreement and Plan of Merger and the directors holding such options were paid the difference between $8.50 and the exercise price of such options.

Director Compensation Following the Acquisition of the Company by ACMI Holdings, Inc.

    Following the acquisition of the Company by ACMI Holdings, Inc., the Company expects that each each non-employee director of the Company will receive $8,000 of annual cash compensation and reimbursement for their reasonable out-of-pocket expenses related to attendance at Board meetings.

SUMMARY COMPENSATION TABLE

    The following table shows for the fiscal years ended December 31, 2001, 2000 and 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its two other most highly compensated executive officers for the year ended December 31, 2001 (the "Named Executive Officers"):


                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                              ANNUAL                   AWARDS
                                                           COMPENSATION             ------------
                                                      ---------------------          SECURITIES
                                                      SALARY          BONUS          UNDERLYING           ALL OTHER
      NAME OF PRINCIPAL POSITION           YEAR       ($)(1)         ($)(2)          OPTIONS (3)       COMPENSATION $(4)
      --------------------------           ----       ------         ------         ------------       -----------------

Randall J. Fagundo .................       2001       250,000       129,398                 --               8,742
  President and Chief Executive            2000       230,733            --            125,000               7,236
  Officer                                  1999       138,533            --            150,000               9,977

W. John Cash .......................       2001       150,000        37,471                 --               7,150
  Senior Vice President, Chief             2000       145,222            --             50,000               6,979
  Financial Officer, Treasurer and         1999       138,533            --                 --               7,045
  Secretary

Robert A. Kaslon ...................       2001       103,333        36,434                 --               7,513
  Senior Vice President of                 2000        90,000        21,039              5,000               6,708
  Merchandising                            1999        90,000            --                 --               8,050

----------
(1) Includes amounts deferred pursuant to Section 401(k) and 125 of the Internal Revenue Code of 1986, as amended.

(2) Represents bonus earned during 2000 and paid in 2001 and the 2000 bonus was earned and paid during 2000.

(3) Pursuant to the terms of the Agreement and Plan of Merger, the options were exercised as of February 11, 2002 and the Named Executive Officers received the difference between $8.50 and the exercise price of the options.

(4) Includes value of Company provided automobile, health insurance premiums paid by the Company and funds contributed by the Company as matching contributions to the Named Executive Officers' 401(k) Plan account.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

    The Company did not grant any options to any of the Named Executive Officers during the fiscal year ended December 31, 2001.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table shows for the fiscal year ended December 31, 2001 certain information regarding options exercised and held at year-end by the Named Executive Officers:

                                                                                    NUMBER OF
                                                                                    SECURITIES            VALUE OF
                                                                                    UNDERLYING           UNEXERCISED
                                                                                    UNEXERCISED         IN-THE-MONEY
                                                                                      OPTIONS            OPTIONS AT
                                                 SHARES                             AT 12/31/01           12/31/01
                                               ACQUIRED            VALUE            EXERCISABLE/         EXERCISABLE/
                 Name                        ON EXERCISE(#)   REALIZED($)(1)(3)   UNEXERCISABLE(#)    UNEXERCISABLE($)(2)
                 ----                        --------------   -----------------   ----------------    -------------------
Randall J. Fagundo...........................     --                --            212,500/62,500        834,813/350,312
W. John Cash.................................     --                --             45,000/25,000        214,725/140,125
Robert A. Kaslon.............................     --                --              5,500/2,500          22,113/14,012

----------

(1) Based on the fair market value of the common stock as of the date of exercise, minus the exercise price, multiplied by the number of shares acquired.

(2) Based on the fair market value of the common stock as of December 31, 2001 of $8.23 per share, minus the exercise price of "in-the-money" unexercised options, multiplied by the number of shares represented by such options.

(3) Pursuant to the terms of the Agreement and Plan of Merger, the options were exercised as of February 11, 2002 and the Named Executive Officers received the difference between $8.50 and the exercise price of the options.

CONSULTING AGREEMENT

    John A. Sullivan served as the non-executive Chairman of the Company's Board of Directors prior to his resignation pursuant to the acquisition of the Company by ACMI Holdings. The Company entered into a consulting agreement with Mr. Sullivan as of December 1, 2000 to render services to the Company as a member of the Company's Board of Directors through December 31, 2003 which consulting agreement was subsequently amended on July 31, 2001 (the "Consulting Agreement"). The Consulting Agreement provided that Mr. Sullivan would receive compensation of $100,000 as partial consideration for his past services to the Company. Commencing January 1, 2001, Mr. Sullivan was to receive compensation of $100,000 per year for his past and present services through December 31, 2003. In connection with the Consulting Agreement, Mr. Sullivan received a stock option to purchase 50,000 shares of the Company's common stock pursuant to the Company's Directors' Plan, effective November 21, 2000. Such option was granted with an exercise price of $2.625 per share, which was equal to the market price as of the date of grant and was immediately exercisable. The Consulting Agreement contains a provision that in the event Mr. Sullivan is terminated without cause, including after a change of control of the Company, the Company is obligated to pay Mr. Sullivan an amount equal to Mr. Sullivan's earned compensation plus an amount equal to the remaining amount payable under the Consulting Agreement. The Consulting Agreement also contains confidentiality and noncompete provisions that prohibit Mr. Sullivan from soliciting employees of the Company, engaging in business similar to the Company's or disclosing confidential information without the specific authorization of the Company's Board of Directors after the termination of the Consulting Agreement.

    In connection with the acquisition of the Company by ACMI Holdings, Mr. Sullivan resigned from the Company's Board of Directors. Accordingly, Mr. Sullivan received accelerated payment of approximately $200,000 under the Consulting Agreement.

EMPLOYMENT AGREEMENTS

    The Company entered into employment agreements with its Chief Executive Officer and President, Randall J. Fagundo and Senior Vice President, Chief Financial Officer, Treasurer and Secretary, W. John Cash, (each an "Executive") as of December 1, 2000 and such agreements were subsequently amended on July 31, 2001 (the "Employment Agreements"). The Employment Agreement with Mr. Fagundo provides that commencing January 1, 2001 he will receive an annual salary of $250,000. Mr. Fagundo's annual salary will be increased to $275,000 on January 1, 2002, and to $300,000 on January 1, 2003. The Employment Agreement with Mr. Cash provides that commencing January 1, 2001 he will receive an annual salary of $150,000. In connection with the Employment Agreements, Mr. Fagundo received a stock option for 125,000 shares and Mr. Cash received a stock option for 50,000 shares of the Company's common stock pursuant to the Company's Amended and Restated Stock Option Plan, effective November 21, 2000. Each of these options had an exercise price of $2.625 per share, which was equal to the market price as of the date of grant and were subject to vesting over a two year period. The Employment Agreements with Mr. Fagundo and Mr. Cash expire on December 31, 2003 and June 30, 2002, respectively. The Employment Agreements also provide that each Executive will be entitled to (i) participate in any employee benefits plans the Company makes available to its other employees and
(ii) use of an automobile provided by the Company. Each Employment Agreement also provides that the Company may terminate the Executive's employment at any time for cause and with 90 days written notice without cause. If the Executive is terminated without cause, the Company is obligated to pay the Executive's earned salary plus an amount equal to one times Mr. Fagundo's current salary and one-half of Mr. Cash's current salary. The Employment Agreements also provide that after a change of control of the Company, if the Executive is terminated without cause, if the Executive terminates the Employment Agreement for good reason or requires the Executive to move outside the Boulder, Colorado area then the Executive will be entitled to receive a cash amount equal to three times and one and one-half times the current annual base salary for Mr. Fagundo and Mr. Cash, respectively. The Employment Agreements also contain confidentiality and noncompete provisions which prohibit the Executives from soliciting employees of the Company, engaging in business similar to the Company's or disclosing confidential information without the specific authorization of the Company's Board of Directors after the termination of the Executive's employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the Company's fiscal year ended December 31, 2001, the Company's Compensation Committee consisted of Messrs. Krysiak, Bermingham and Sullivan. Following the acquisition of the Company by ACMI Holdings, Inc., the Company's Compensation Committee consists of Messrs. Dawson, Feldman and Krysiak. No member of the Compensation Committee of the Company, as constituted before or after the acquisition by ACMI Holdings, serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's common stock as of March 22, 2002 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each of the persons listed in the table is c/o American Coin Merchandising, Inc. 5660 Central Avenue, Boulder, Colorado 80301.

                                                                                    BENEFICIAL   OWNERSHIP (1)
                                                                                    ----------   -------------
                                                                                    NUMBER OF     PERCENT OF
                                  BENEFICIAL OWNER                                    SHARES         TOTAL
                                  ----------------                                  ----------   -------------
    ACMI Holdings, Inc. (2)......................................................       1,000          100%
      c/o Wellspring Capital Management LLC
      620 Fifth Avenue, Suite 216
      New York, New York 10020-1571
    William F. Dawson, Jr........................................................          --           --
    Randall J. Fagundo...........................................................          --           --
    Greg S. Feldman..............................................................          --           --
    Pericles Navab...............................................................          --           --
    Bryce W. Krysiak.............................................................          --           --
    W. John Cash.................................................................          --           --
    Robert A. Kaslon.............................................................          --           --
    All executive officers and directors as a group (7 persons) .................          --           --%

----------

(1) Applicable percentages are based on 1,000 shares outstanding on March 22, 2002, adjusted as required by rules promulgated by the SEC.

(2) The Company became a wholly owned subsidiary of ACMI Holdings, Inc., a Delaware corporation, on February 11, 2002.

    Pursuant to the terms of the Guarantee and Collateral Agreement, dated as of February 11, 2002, made by the Company and ACMI Holdings, Inc., in favor of Madison Capital Funding LLC, as agent for the lenders under the Company's senior secured credit facility, ACMI Holdings has pledged all of the common stock of the Company as collateral to secure the Company's obligations under the senior secured credit facility. Accordingly, upon the occurrence of an even of default under the senior secured credit facility, ACMI Holdings' ownership in the Company's common stock would transfer to Madison Capital as agent for the lenders resulting in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of the Company by ACMI Holdings, Inc. and Related Transactions

    On September 9, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ACMI Holdings, Inc. and Crane Mergerco Inc., a wholly owned subsidiary of ACMI Holdings, Inc. ("Merger Sub"). On February 11, 2002, in accordance with the terms of the Merger Agreement, Merger Sub merged with and into the Company with the Company as the surviving corporation (the "Merger"). By virtue of the Merger, the Company became a wholly owned subsidiary of ACMI Holdings, Inc. As a result of the Merger, each share of the Company's common stock outstanding immediately prior to the Merger was converted into the right to receive $8.50 in cash and each option to purchase shares of the Company's common stock was converted into the right to receive an amount in cash equal to the number of shares of the Company's common stock subject to such option multiplied by the excess, if any, of $8.50 over the exercise price of such stock option.

    The Company retained Batchelder & Partners, Inc., an investment banking and financial advisory firm, to act as the Company's financial advisor in connection with the Merger and the transactions contemplated by the Merger Agreement. John
A. Sullivan served as chairman of the Company's Board of Directors prior to the Merger and is also employed by Relational Investors, an affiliate of Batchelder & Partners. Batchelder & Partners received a fee of approximately $1.18 million for services rendered in connection with the Merger. Mr. Sullivan was also party to a consulting agreement with the Company regarding his service as a member of the Company's Board of Directors through December 31, 2003. Pursuant to the terms of the Merger Agreement, Mr. Sullivan resigned from the Company's Board of Directors and his consulting agreement with the Company terminated prior to the Merger. Accordingly, Mr. Sullivan received accelerated payment of approximately $200,000 under his consulting agreement. The summary of Mr. Sullivan's consulting agreement contained in Item 11. Executive Compensation - Consulting Agreement is incorporated herein by reference.

    In connection with the Merger, the Company entered into a Services and Fee Agreement with Wellspring Capital Management LLC and Knightsbridge Holdings, LLC on February 11, 2002 (the "Fee Agreement"). See Exhibit. Pursuant to the terms of the Fee Agreement, the Company will pay an annual consulting fee of $400,000 in arrears in equal monthly installments and reimburse Wellspring and Knightsbridge for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of their consulting services. The consulting fee is allocated 66 2/3% to Wellspring and 33 1/3% to Knightsbridge. The Fee Agreement further provides that the Company will not pay any portion of the consulting fee to the extent that such payment conflicts with the Company's covenants pursuant to its senior secured credit facility or senior subordinated notes. However, such unpaid fees will continue to accrue, without interest, and the Company will pay such fees if and when such payment is no longer prohibited under the senior secured credit facility or senior subordinated notes. Pursuant to the terms the Fee Agreement, the Company has paid to date closing fees of $1,350,000 and $650,000 to Wellspring and Knightsbridge, respectively. The Fee Agreement further provides that the Company shall pay all fees and expenses payable to the lenders pursuant to the terms of the senior secured credit facility and senior subordinated notes. Any other consulting or similar fees that may be payable under the Fee Agreement are allocated 65% to Wellspring and 35% to Knightsbridge. Knightsbridge's entitlement to the fees set forth in the Fee Agreement is contingent upon its continuous ownership of certain warrants to purchase shares of ACMI Holdings and its maintenance of a representative on the Board of Directors of ACMI Holdings. Under the terms of the Fee Agreement, the Company agrees to indemnify Wellspring and Knightsbridge and their respective representatives in connection with any liabilities or judgments with respect to the Fee Agreement.

    William F. Dawson, Jr., a director of the Company following the Merger, is a partner at Wellspring. Greg S. Feldman, a director of the Company following the Merger, is the managing partner at Wellspring. Wellspring holds a majority interest in ACMI Holdings, of which the Company is a wholly owned subsidiary.

    Bruce W. Krysiak, a director of the Company, holds an interest in Knightsbridge. Pericles Navab, a director of the Company following the Merger, holds an interest in Knightsbridge. Knightsbridge holds an interest in ACMI Holdings, which is controlled by Wellspring Capital Management LLC. Knightsbridge has assigned its rights and duties under the Fee Agreement to its affiliate, Cadigan Investment Partners. Mr. Krysiak is the Executive Chairman of Cadigan Investment Partners and Mr. Navab is its President.

Other Transactions

    J. Gregory Theisen was a director of the Company prior to his resignation pursuant to the Merger Agreement. The Company purchases certain kiddie rides from Theisen Vending, Inc., which is wholly owned by Thomas N. Theisen, the brother of J. Gregory Theisen. The Company purchased approximately $662,000 of kiddie rides and related parts from Theisen Vending, Inc. in the fiscal year ended December 31, 2001.

    The Company has also entered into employment agreements with Randall J. Fagundo and W. John Cash. The summary of the terms of the Company's employment agreements with Messrs. Fagundo and Cash contained in Item 11. Executive Compensation - Employments is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits


        2.1+         --  Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a
                         Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

        2.2+         --  Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a
                         Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John
                         A. Sullivan and J. Gregory Theisen.

        3.1++        --  Certificate of Incorporation of the Registrant.

        3.3          --  Certificate of Merger of the Registrant.

        3.4          --  Restated Certificate of Incorporation.

        3.5          --  Amended and Restated Bylaws of the Registrant.

        4.1++        --  Reference is made to Exhibits 3.1 through 3.5.

        4.2          --  Specimen Stock Certificate.

        4.3*         --  Certificate of Trust of American Coin Merchandising Trust I.

        4.4*         --  Trust Agreement of American Coin Merchandising Trust I.

        4.5*         --  Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

        4.6*         --  Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as
                         Trustee.

        4.7*         --  Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin
                         Merchandising Trust I.

        4.8*         --  Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin
                         Merchandising Trust I.

        4.9*         --  Form of Certificate Evidencing Trust Preferred Securities.

        4.10*        --  Form of Certificate Evidencing Trust Common Securities.

        4.11*        --  Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

        4.12         --  17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

       10.1++         -- Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

       10.35#        --  Commercial Lease Amendment Agreement, between the Registrant and Technical Building Company, dated as of November 20, 1997.

       10.47~        --  Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor
                         Co.

       10.48~        --  Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and
                         Best Vendor Co.

       10.49~        --  Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

       10.50=        --  Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny's Inc.

       10.51=        --  Other Income Supplier Agreement--Coin Operated Equipment, dated August 1, 2000 between the
                         Registrant and Wal-Mart Stores, Inc.

       10.54@X       --  Executive Employment Agreement dated December 1, 2000, between the Registrant and Randall J. Fagundo.

       10.55@X       --  Executive Employment Agreement dated December 1, 2000, between the Registrant and W. John Cash.

       10.57$X       --  Amendment to Executive Employment Agreement dated December 1, 2000, between the Registrant and
                         Randall J. Fagundo.

       10.58$X       --  Amendment to Executive Employment Agreement dated December 1, 2000, between the Registrant and W.
                         John Cash.

       10.60         --  Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring
                         Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

       10.61         --  Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital
                         Funding LLC and The Royal Bank of Scotland PLC.

       10.62         --  Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI
                         Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital
                         Company, LLC.

       10.63         --  Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.


----------

+ Incorporated by reference to the Company's Current Report on Form 8-K, dated September 10, 2001.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

* Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

~ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

= Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

$ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

X   Indicates management contract or compensatory plan, contract or arrangement.

    (b) REPORTS ON FORM 8-K.

           None.

                        AMERICAN COIN MERCHANDISING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                                                                               PAGE
                                                                                               ----

Independent Auditors' Report................................................................    F-1

Consolidated Financial Statements:

     Balance Sheets.........................................................................    F-2

     Statements of Operations...............................................................    F-3

     Statements of Stockholders' Equity.....................................................    F-4

     Statements of Cash Flows...............................................................    F-5

     Notes to Consolidated Financial Statements.............................................    F-6

    All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors and Stockholders
American Coin Merchandising, Inc.:

     We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries ("Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP



Boulder, Colorado
February 12, 2002

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                    DECEMBER 31,
                                                                                                2001            2000
                                                                                             ----------      ----------
                                                        ASSETS
Current assets:
   Cash and cash equivalents ...........................................................     $    4,066      $    2,986
   Trade accounts and other receivables ................................................            738             608
   Income tax receivable ...............................................................            725           2,098
   Inventories .........................................................................         11,981          10,126
   Prepaid expenses and other assets ...................................................          2,736           1,800
                                                                                             ----------      ----------
       Total current assets ............................................................         20,246          17,618
                                                                                             ----------      ----------

Property and equipment, at cost:
   Vending machines ....................................................................         71,758          67,906
   Vehicles ............................................................................          5,683           6,234
   Office equipment, furniture and fixtures ............................................          5,534           4,557
                                                                                             ----------      ----------
                                                                                                 82,975          78,697
   Less accumulated depreciation .......................................................        (38,943)        (29,178)
                                                                                             ----------      ----------
       Property and equipment, net .....................................................         44,032          49,519

Placement fees, net of accumulated amortization of $4,758 in 2001 and $2,339 in 2000 ...          2,218           2,114
Costs in excess of assets acquired and other intangible assets, net of accumulated
   amortization of $8,481 in 2001 and $6,216 in 2000 ...................................         34,660          36,009
Other assets, net of accumulated amortization of $1,274 in 2001 and $871 in 2000 .......          2,206           2,647
                                                                                             ----------      ----------

       Total assets ....................................................................     $  103,362      $  107,907
                                                                                             ==========      ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...................................................     $    7,700      $    7,233
   Accounts payable ....................................................................          4,322           6,096
   Accrued commissions .................................................................          2,766           2,122
   Other accrued expenses ..............................................................          1,807           1,476
                                                                                             ----------      ----------
       Total current liabilities .......................................................         16,595          16,927
                                                                                             ----------      ----------

Long-term debt, net of current portion .................................................         37,276          44,224
Other liabilities ......................................................................            627             449
Deferred tax liabilities ...............................................................          1,457             625
                                                                                             ----------      ----------
       Total liabilities ...............................................................         55,955          62,225
                                                                                             ----------      ----------

Company obligated mandatorily redeemable preferred securities of subsidiary trust
   holding solely junior subordinated debentures .......................................         15,644          15,593

Stockholders' equity:
   Preferred stock, $.10 par value (Authorized 500 shares; none issued) ................             --              --
   Common stock, $.01 par value (Authorized 20,000 shares; issued and
     outstanding 6,538 shares in 2001 and 6,514 shares in 2000 .........................             66              66
   Additional paid-in-capital ..........................................................         22,136          22,076
   Retained earnings ...................................................................          9,561           7,947
                                                                                             ----------      ----------
       Total stockholders' equity ......................................................         31,763          30,089
                                                                                             ----------      ----------
Commitments
       Total liabilities and stockholders' equity ......................................     $  103,362      $  107,907
                                                                                             ==========      ==========


          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              2001            2000            1999
                                                                           ----------      ----------      ----------
Revenue:
   Vending ...........................................................     $  139,670      $  127,076      $  115,835
   Franchise and other ...............................................          2,257           2,681           4,630
                                                                           ----------      ----------      ----------
       Total revenue .................................................        141,927         129,757         120,465
                                                                           ----------      ----------      ----------

Cost of revenue:
   Vending, excluding related depreciation and amortization ..........         92,768          83,282          77,100
   Depreciation and amortization .....................................         11,990          10,033           7,897
                                                                           ----------      ----------      ----------
       Total cost of vending .........................................        104,758          93,315          84,997
   Franchise and other ...............................................          1,921           1,936           3,104
                                                                           ----------      ----------      ----------
       Total cost of revenue .........................................        106,679          95,251          88,101
                                                                           ----------      ----------      ----------

       Gross profit ..................................................         35,248          34,506          32,364

General and administrative expenses ..................................         23,386          21,924          22,141
Depreciation and amortization ........................................          3,132           3,156           3,527
Write off of costs in excess of assets acquired, severance and
   other costs .......................................................             --              --           7,536
                                                                           ----------      ----------      ----------

       Operating earnings (loss) .....................................          8,730           9,426            (840)

Interest expense, net ................................................          6,127           7,775           6,866
                                                                           ----------      ----------      ----------

       Earnings (loss) before income taxes and extraordinary loss ....          2,603           1,651          (7,706)

Income tax (expense) benefit .........................................           (989)           (627)          3,200
                                                                           ----------      ----------      ----------

       Earnings (loss) before extraordinary loss .....................          1,614           1,024          (4,506)

Extraordinary loss on debt refinancing, net of income tax
   benefit of $101 ...................................................             --             165              --
                                                                           ----------      ----------      ----------

       Net earnings (loss) ...........................................     $    1,614      $      859      $   (4,506)
                                                                           ==========      ==========      ==========

       Basic earnings (loss) per share of common stock ...............     $     0.25      $     0.13      $    (0.70)
       Diluted earnings (loss) per share of common stock .............           0.24            0.13           (0.70)
       Basic weighted average common shares ..........................          6,526           6,493           6,475
       Diluted weighted average common shares ........................          6,729           6,493           6,475



          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              TOTAL
                                                                         ADDITIONAL                           STOCK-
                                                          COMMON          PAID-IN          RETAINED          HOLDERS'
                                                          STOCK           CAPITAL          EARNINGS           EQUITY
                                                       ------------     ------------     ------------      ------------

DECEMBER 31, 1998 ................................     $         65     $     21,989     $     11,594      $     33,648

   Issuance of 5,125 shares of common stock
     in employee stock purchase plan .............               --               12               --                12
   Net loss ......................................               --               --           (4,506)           (4,506)
                                                       ------------     ------------     ------------      ------------

DECEMBER 31, 1999 ................................               65           22,001            7,088            29,154

   Issuance of 33,725 shares of common stock
     in employee stock purchase plan .............                1               75               --                76
   Net earnings ..................................               --               --              859               859
                                                       ------------     ------------     ------------      ------------

DECEMBER 31, 2000 ................................               66           22,076            7,947            30,089

   Issuance of 21,722 shares of common stock
     in employee stock purchase plan .............               --               56               --                56
   Exercise of employee stock options ............               --                4               --                 4
   Net earnings ..................................               --               --            1,614             1,614
                                                       ------------     ------------     ------------      ------------

DECEMBER 31, 2001 ................................     $         66     $     22,136     $      9,561      $     31,763
                                                       ============     ============     ============      ============



          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                        2001            2000            1999
                                                                                     ----------      ----------      ----------
Operating activities:
   Net earnings (loss) .........................................................     $    1,614      $      859      $   (4,506)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization ...........................................         15,637          13,699          11,950
       Write off of costs in excess of assets acquired, severance and
         other costs ...........................................................             --              --           7,536
       Deferred income tax expense (benefit) ...................................            944           2,725          (3,200)
       Changes in operating assets and liabilities, net of acquisitions:
           Trade accounts and other receivables ................................          1,099          (2,015)          1,123
           Inventories .........................................................         (1,809)          4,680          (2,227)
           Prepaid expenses and other assets ...................................           (971)             84          (1,223)
           Accounts payable, accrued expenses and other liabilities ............           (751)          3,398          (2,086)
                                                                                     ----------      ----------      ----------
         Net cash provided by operating activities .............................         15,763          23,430           7,367
                                                                                     ----------      ----------      ----------

Investing activities:
   Acquisitions of property and equipment, net .................................         (4,857)        (15,618)         (8,267)
   Acquisitions of franchisees and others ......................................           (273)             --            (180)
   Placement fees ..............................................................         (2,517)         (2,441)           (828)
                                                                                     ----------      ----------      ----------
         Net cash used in investing activities .................................         (7,647)        (18,059)         (9,275)
                                                                                     ----------      ----------      ----------

Financing activities:
   Net (payments) borrowings on credit facility, net of issuance costs .........         (5,724)           (576)          2,386
   Principal payments on long-term debt ........................................         (1,372)         (2,464)         (2,158)
   Issuance of common stock, net of offering costs .............................             60              76              12
                                                                                     ----------      ----------      ----------
         Net cash provided by (used in) financing activities ...................         (7,036)         (2,964)            240
                                                                                     ----------      ----------      ----------

         Net increase (decrease) in cash and cash equivalents ..................          1,080           2,407          (1,668)

Cash and cash equivalents at beginning of year .................................          2,986             579           2,247
                                                                                     ----------      ----------      ----------

Cash and cash equivalents at end of year .......................................     $    4,066      $    2,986      $      579
                                                                                     ==========      ==========      ==========



          See accompanying notes to consolidated financial statements.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the "Company") and its franchisees own and operate over 14,000 coin-operated amusement vending machines. These machines dispense plush toys, watches, jewelry, novelties, and other items. The Company's amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At December 31, 2001, the Company had 34 field offices with operations in 47 states. The Company also sells products to franchisees. At December 31, 2001, there were 9 franchisees operating in 12 territories. All significant intercompany balances and transactions have been eliminated in consolidation. See note 15.

2.   ACQUISITIONS

     During 2001, the Company acquired certain assets and the business operations of one of its franchises for approximately $1,125,000. Of this amount, $487,000 was paid in cash with the balance to be paid over a three-year period in accordance with the terms of the promissory note issued in connection with the acquisition. The Company also assumed certain equipment leases in connection with the acquisition. The Company has recorded approximately $886,000 of costs in excess of assets acquired as a result of this acquisition that was accounted for using the purchase method of accounting.

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

     All of the acquisitions were accounted for by the purchase method. Results of operations for all of these acquisitions are included in the consolidated financial statements from the respective acquisition dates forward. The pro forma difference between revenue and net earnings (loss) and actual is not material.

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

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, costs in excess of assets acquired and other intangible assets, and placement fees and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates.

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

     PLACEMENT FEES

     Placement fees are stated at cost and amortized on the straight-line basis over the term of the related contract.

     COSTS IN EXCESS OF ASSETS ACQUIRED

     Costs in excess of assets acquired represent the purchase amount paid in excess of the fair value of the tangible net assets acquired and is amortized using the straight-line method over 20 years. The Company assesses the impairment of costs in excess of assets acquired whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets or the strategy for our overall business and negative industry or economic trends.

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

     EARNINGS PER SHARE

     The Company discloses both basic and diluted earnings per share. Basic and diluted earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the year, respectively.

     RECLASSIFICATIONS

     Certain 1999 amounts were reclassified to conform to the December 31, 2000 presentation.

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A schedule of supplemental cash flow information follows (in thousands):

     YEAR ENDED DECEMBER 31,                                                      2001         2000         1999
                                                                                --------     --------     --------
     Cash paid during the year:
       Interest ...........................................................     $  5,451     $  7,172     $  6,914
       Income taxes .......................................................           35           69           90
     Significant noncash investing and financing activities:
       Notes payable issued for acquisitions of franchisees and others ....          615           --           --
       Earn-out and hold backs related to acquisition .....................           --           --       (1,442)

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.   CREDIT FACILITY

     In December 2000, the Company refinanced its $50 million reducing revolving loan agreement and replaced it with a $55 million senior secured credit facility. As a result of the refinancing, the Company recorded an after-tax extraordinary loss of $165,000, or $0.03 per diluted share, related to the write-off of loan origination fees related to the previous credit facility.

     The Company has a $55.0 million senior secured facility comprised of a $10.0 million revolving credit facility and a $45.0 million term loan. Under the revolving credit facility, the Company may borrow up to $10 million through December 2003 and at December 31, 2001 there was a principal amount of approximately $4.0 million outstanding and $6.0 million available under the revolving credit facility. Under the $45.0 million term loan facility, the Company is required to make quarterly principal installments that increase in amount over the four and one half year term of the facility. The revolving credit facility and term loan bear interest at a floating rate, at the Company's option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at December 31, 2001 was 5.5%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and the payment of dividends on common stock. The Company was in compliance with such financial ratios and restrictions at December 31, 2001.

5.       LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                              2001            2000
                                                                                           ----------      ----------

     Senior secured credit facilities (see note 4) ...................................     $   44,500      $   50,224
     Notes payable to former franchisees and others, due in monthly and quarterly installments with interest ranging from 8% to 9%; maturing between 2001 and
       2004, secured by certain property and equipment ...............................            476           1,233
                                                                                           ----------      ----------
        Total long-term debt .........................................................         44,976          51,457
     Less current portion ............................................................         (7,700)         (7,233)
                                                                                           ----------      ----------
        Long-term debt, net of current portion .......................................     $   37,276      $   44,224
                                                                                           ==========      ==========

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

               YEAR ENDING DECEMBER 31,

                         2002.................................................   $   7,700
                         2003.................................................       9,719
                         2004.................................................      11,857
                         2005.................................................      15,700
                                                                                 ---------
                                                                                 $  44,976
                                                                                 =========

6.   MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In September 1998, American Coin Merchandising Trust I (the "Trust"), a wholly owned subsidiary trust created under the laws of the State of Delaware, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The Company recognizes periodic interest using the interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the "Subordinated Debentures") due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by American Coin Merchandising, Inc. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

7.   INCOME TAXES

     Income tax expense (benefit) consists of the following (in thousands):

          YEAR ENDED DECEMBER 31,         2001          2000          1999
                                        --------      --------      --------
             CURRENT
               Federal ............     $     45      $ (1,911)     $     --
               State ..............           --          (187)           --
                                        --------      --------      --------
                                              45        (2,098)           --
                                        --------      --------      --------
             DEFERRED
               Federal ............          790         2,438        (2,812)
               State ..............          154           287          (388)
                                        --------      --------      --------
                                             944         2,725        (3,200)
                                        --------      --------      --------

                                        $    989      $    627      $ (3,200)
                                        ========      ========      ========

     A reconciliation of the expected tax expense (benefit), assuming income
(loss) before taxes is taxed at the statutory federal tax rate of 34%, and the Company's actual provision for income taxes is as follows (in thousands):

          YEAR ENDED DECEMBER 31,                                                     2001          2000          1999
                                                                                    --------      --------      --------

             Expected tax expense (benefit) at the federal statutory rate .....     $    885      $    562      $ (2,620)
             State income taxes, net of federal taxes .........................          106            65          (305)
             Change in valuation allowance ....................................           --            --          (270)
             Other, net .......................................................           (2)           --            (5)
                                                                                    --------      --------      --------

                                                                                    $    989      $    627      $ (3,200)
                                                                                    ========      ========      ========

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows (in thousands):

          DECEMBER 31,                                                                               2001          2000
                                                                                                   --------      --------
          DEFERRED TAX ASSETS:
               Costs in excess of assets acquired--basis and amortization differences ........     $     --      $    306
               Net operating loss carry forward ..............................................        2,425         3,361
               Allowance for doubtful receivables ............................................           18            21
               Inventory reserves ............................................................           --             4
               Accrued expenses ..............................................................          173           149
               Alternative minimum tax credit carryforward ...................................           76            --
                                                                                                   --------      --------
                                                                                                      2,692         3,841
                                                                                                   --------      --------
         DEFERRED TAX LIABILITIES:
               Property and equipment--basis and depreciation differences ....................       (3,515)       (4,292)
               Costs in excess of assets acquired-basis and amortization differences .........         (443)           --
               Inventory capitalization ......................................................         (129)           --
                                                                                                   --------      --------
                                                                                                     (4,087)       (4,292)
                                                                                                   --------      --------

                                                                                                   $ (1,395)     $   (451)
                                                                                                   ========      ========

     Current deferred tax assets are included in prepaid expenses and other assets.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8.   RETIREMENT PLAN

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees' contribution up to 10% of compensation. The Company's matching contributions totaled $286,000, $264,000 and $319,000 in 2001, 2000 and 1999, respectively.

     The Company established a qualified Employee Stock Purchase Plan ("the Plan"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at July 1 or the end of each quarterly stock purchase period. The Company suspended the Plan effective October 1, 2001. During 2001, 2000 and 1999 shares totaling 21,722, 33,725 and 5,125, respectively, were purchased under the plan at average prices of $2.61, $2.23 and $2.34 per share, respectively.

9.   COMMITMENTS

     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and certain types of equipment. These leases expire at various times over the next five years. Rent expense under these leases totaled $2,697,000, $2,225,000 and $2,063,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum commitments under operating lease arrangements as of December 31, 2001 are as follows (in thousands):

               YEAR ENDING DECEMBER 31,
               2002.....................................................   $   2,673
               2003.....................................................       1,411
               2004.....................................................         542
               2005.....................................................         335
               2006.....................................................         133
                                                                           ---------
                 Total..................................................   $   5,094
                                                                           =========

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

                                                                      2001           2000           1999
                                                                   ----------     ----------     ----------

             Net earnings (loss)                As reported        $    1,614     $      859     $   (4,506)
                                                Pro forma               1,418            501         (5,336)

             Diluted earnings (loss) per share  As reported        $     0.24     $     0.13     $    (0.70)
                                                Pro forma                0.21           0.08          (0.82)

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: no dividend yield; expected volatility of 58 percent for 2001, 86 percent for 2000 and 73 percent for 1999; risk-free interest rates of 5.6 percent in 2001, 5.7 percent in 2000 and 6.8 percent in 1999; and expected lives of six years.

     A summary of the status of the Company's two fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                      2001                           2000                           1999
                                           --------------------------     --------------------------     --------------------------
                                                            WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                            AVERAGE                        AVERAGE                        AVERAGE
                                                            EXERCISE                       EXERCISE                       EXERCISE
                 FIXED OPTIONS               SHARES          PRICE          SHARES          PRICE          SHARES          PRICE
                 -------------             ----------      ----------     ----------      ----------     ----------      ----------

         Outstanding at beginning
              of year .................     1,008,792      $     5.19        672,017      $     7.10        461,417      $     8.30
            Granted ...................        30,000            3.75        399,675            2.65        308,500            5.76
            Exercised .................        (1,938)           2.63             --              --             --              --
            Forfeited .................       (10,800)           3.43        (62,900)           8.72        (97,900)           8.52
            Cancelled .................      (325,950)           8.17             --              --             --              --
                                           ----------                     ----------                     ----------
         Outstanding at end of year ...       700,104            3.76      1,008,792            5.19        672,017            7.10
                                           ==========                     ==========                     ==========

         Options exercisable at
            year-end ..................       531,886                        436,187                        280,397

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                  -------------------------------------------------   -------------------------------
             RANGE                               WEIGHTED AVERAGE
              OF                     NUMBER          REMAINING     WEIGHTED AVERAGE      NUMBER      WEIGHTED AVERAGE
        EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
        ---------------           -----------    ----------------  ----------------   -----------    ----------------

         $2.00 to $3.50               389,937              8.8       $     2.65          236,719       $     2.67
          4.00 to 7.00                310,167              7.1             5.16          295,167             5.16
                                   ----------                                         ----------
          2.00 to 7.00                700,104              8.0             3.76          531,886             4.05
                                   ==========                                         ==========

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

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

     CUSTOMERS

     The Company had amusement vending machines placed with one retail customer that accounted for 38%, 37%, and 34% of the Company's revenue for the years ended December 2001, 2000, and 1999 respectively.

13.  EARNINGS (LOSS) PER SHARE

     Basic and diluted earnings (loss) per share for 2001, 2000 and 1999 were computed as follows:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                2001             2000             1999
                                                                            ------------     ------------     ------------

     Net earnings (loss) ..............................................     $  1,614,000     $    859,000     $ (4,506,000)
                                                                            ============     ============     ============

     Common shares outstanding at beginning of year ...................        6,513,919        6,480,194        6,475,069

          Effect of shares issued during the year .....................           12,121           12,318               14
                                                                            ------------     ------------     ------------

     Basic weighted average common shares .............................        6,526,040        6,492,512        6,475,083
     Incremental shares from assumed conversions:

          Stock options ...............................................          202,710               --               --
                                                                            ------------     ------------     ------------
     Diluted weighted average common shares ...........................        6,728,750        6,492,512        6,475,083
                                                                            ============     ============     ============
       Basic earnings (loss) per share before extraordinary loss ......     $       0.25     $       0.16     $      (0.70)
       Diluted earnings (loss) per share before extraordinary loss ....             0.24             0.16            (0.70)
       Basic earnings (loss) per share ................................             0.25             0.13            (0.70)
       Diluted earnings (loss) per share ..............................             0.24             0.13            (0.70)

14. UNAUDITED QUARTERLY FINANCIAL INFORMATION (In thousands, except per share data)

                                         DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                           2001       2001       2001       2001       2000       2000       2000       2000
                                         --------   --------   --------   --------   --------   --------   --------   --------

Total revenue .........................  $ 37,537   $ 35,021   $ 34,973   $ 34,396   $ 34,448   $ 32,933   $ 30,878   $ 31,499
Total cost of revenue .................    27,911     26,509     26,503     25,756     25,494     24,242     22,704     22,812
                                         --------   --------   --------   --------   --------   --------   --------   --------
  Gross profit ........................     9,626      8,512      8,470      8,640      8,954      8,691      8,174      8,687
General and administrative expenses ...     6,990      6,666      6,457      6,405      6,394      6,211      6,094      6,381
  Operating earnings ..................     2,636      1,846      2,013      2,235      2,560      2,480      2,080      2,306
Interest expense, net .................     1,106      1,494      1,679      1,848      1,928      1,958      1,970      1,919
                                         --------   --------   --------   --------   --------   --------   --------   --------
  Earnings before income taxes and
    extraordinary loss ................     1,530        352        334        387        632        522        110        387
Income tax expense ....................      (581)      (134)      (127)      (147)      (239)      (199)       (42)      (147)
                                         --------   --------   --------   --------   --------   --------   --------   --------
  Earnings before extraordinary loss ..       949        218        207        240        393        323         68        240
Extraordinary loss on debt
  refinancing, net of income tax
  benefit .............................        --         --         --         --        165         --         --         --
                                         --------   --------   --------   --------   --------   --------   --------   --------

Net earnings ..........................  $    949   $    218   $    207   $    240   $    228   $    323   $     68   $    240
                                         ========   ========   ========   ========   ========   ========   ========   ========

Basic earnings per share ..............  $   0.15   $   0.03   $   0.03   $   0.04   $   0.04   $   0.05   $   0.01   $   0.04
Diluted earnings per share ............  $   0.14   $   0.03   $   0.03   $   0.04   $   0.04   $   0.05   $   0.01   $   0.04
Basic weighted average common shares ..     6,536      6,532      6,522      6,514      6,505      6,497      6,488      6,480
Diluted weighted average common
  shares ..............................     6,903      6,809      6,638      6,527      6,505      6,497      6,488      6,480

     The basic and diluted earnings per share before the extraordinary loss in the fourth quarter of 2000 was $0.06.

               AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


15.  SUBSEQUENT EVENT

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company's common stock. The Company's common stock is no longer publicly traded. The Company's mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

     Bruce W. Krysiak, a director of the Company prior to the Merger, has a minority interest in Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Company. Knightsbridge holds an interest in ACMI Holdings, Inc., which is controlled by Wellspring Capital Management LLC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       AMERICAN COIN MERCHANDISING, INC.

                                       By /s/ Randall J. Fagundo
                                          -------------------------------------
                                          Randall J. Fagundo

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

               SIGNATURE                                      TITLE                                 DATE
               ---------                                      -----                                 ----
    /s/  WILLIAM F. DAWSON JR.*                      Chairman of the Board                     March 26, 2002
    ---------------------------------------
         William F. Dawson, Jr.

    /s/  RANDALL J. FAGUNDO                          President and Chief Executive             March 26, 2002
    ---------------------------------------          Officer and Director
         Randall J. Fagundo

    /s/  W. JOHN CASH*                               Senior Vice President, Chief Financial    March 26, 2002
    ---------------------------------------          Officer, Treasurer and Secretary
         W. John Cash                                (Principal Financial and Accounting
                                                     Officer)


    /s/  GREG S. FELDMAN*                            Director                                  March 26, 2002
    ---------------------------------------
         Greg S. Feldman

    /s/  PERICLES NAVAB*                             Director                                  March 26, 2002
    ---------------------------------------
         Pericles Navab

    /s/  BRUCE W. KRYSIAK*                           Director                                  March 26, 2002
    ---------------------------------------
         Bruce W. Krysiak

    *  /s/ RANDALL J. FAGUNDO                                                                  March 26, 2002
    ---------------------------------------
          Randall J. Fagundo
          Attorney-in-Fact

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

        2.1+         --  Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a
                         Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

        2.2+         --  Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a
                         Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John
                         A. Sullivan and J. Gregory Theisen.

        3.1++        --  Certificate of Incorporation of the Registrant.

        3.3          --  Certificate of Merger of the Registrant.

        3.4          --  Restated Certificate of Incorporation.

        3.5          --  Amended and Restated Bylaws of the Registrant.

        4.1++        --  Reference is made to Exhibits 3.1 through 3.5.

        4.2          --  Specimen Stock Certificate.

        4.3*         --  Certificate of Trust of American Coin Merchandising Trust I.

        4.4*         --  Trust Agreement of American Coin Merchandising Trust I.

        4.5*         --  Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

        4.6*         --  Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as
                         Trustee.

        4.7*         --  Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin
                         Merchandising Trust I.

        4.8*         --  Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin
                         Merchandising Trust I.

        4.9*         --  Form of Certificate Evidencing Trust Preferred Securities.

        4.10*        --  Form of Certificate Evidencing Trust Common Securities.

        4.11*        --  Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

        4.12         --  17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

       10.1++         -- Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

       10.35#        --  Commercial Lease Amendment Agreement, between the Registrant and Technical Building Company, dated as of November 20, 1997.

       10.47~        --  Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor
                         Co.

       10.48~        --  Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and
                         Best Vendor Co.

       10.49~        --  Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

       10.50=        --  Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny's Inc.

       10.51=        --  Other Income Supplier Agreement--Coin Operated Equipment, dated August 1, 2000 between the
                         Registrant and Wal-Mart Stores, Inc.

       10.54@X       --  Executive Employment Agreement dated December 1, 2000, between the Registrant and Randall J. Fagundo.

       10.55@X       --  Executive Employment Agreement dated December 1, 2000, between the Registrant and W. John Cash.

       10.57$X       --  Amendment to Executive Employment Agreement dated December 1, 2000, between the Registrant and
                         Randall J. Fagundo.

       10.58$X       --  Amendment to Executive Employment Agreement dated December 1, 2000, between the Registrant and W.
                         John Cash.

       10.60         --  Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring
                         Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

       10.61         --  Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital
                         Funding LLC and The Royal Bank of Scotland PLC.

       10.62         --  Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI
                         Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital
                         Company, LLC.

       10.63         --  Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.


----------

+ Incorporated by reference to the Company's Current Report on Form 8-K, dated September 10, 2001.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-95446-D.

* Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-60267.

# Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

** Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999.

~ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

= Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

@ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

$ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

X   Indicates management contract or compensatory plan, contract or arrangement.