Form 10-Q
period 2002-03-31
AMERICAN COIN MERCHANDISING INC
filed 2002-05-15
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission file number: 0-26580

AMERICAN COIN MERCHANDISING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1093721 (I.R.S. Employer Identification No.)

5660 Central Avenue, Boulder, Colorado 80301
(Address of principal executive offices)
(Zip Code)

(303) 444-2559
(Registrant’s telephone number)

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

Yes [X] No [   ]

     As of May 10, 2002, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant’s common stock is held by non-affiliates of the registrant.

Part I. Financial Information.
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements Of Operations
Consolidated Condensed Statements Of Stockholders’ Equity
Consolidated Condensed Statements Of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

AMERICAN COIN MERCHANDISING, INC.

INDEX

		Page
PART 1	FINANCIAL INFORMATION.
	Item 1. Financial Statements
	Consolidated Condensed Balance Sheets March 31, 2002 (successor) and December 31, 2001 (predecessor)	3
	Consolidated Condensed Statements of Operations for the Two Months Ended March 31, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Three Months Ended March 31, 2001 (predecessor)	4
	Consolidated Condensed Statements of Stockholders’ Equity for the Two Months Ended March 31, 2002 (successor) and One Month Ended January 31, 2002 (predecessor)	5
	Consolidated Condensed Statements of Cash Flows for the Two Months Ended March 31, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Three Months Ended March 31, 2001 (predecessor)	6
	Notes to Consolidated Condensed Financial Statements	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
PART II	OTHER INFORMATION.
	Item 4. Submission of Matters to a Vote of Security Holders	15
	Item 6. Exhibits and Reports on Form 8-K	15

Part I. Financial Information.

ITEM 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except per share data)

	Successor	Predecessor

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,643	$4,066
Trade accounts and other receivables, net	571	738
Income tax receivable	725	725
Inventories, net	9,187	11,981
Prepaid expenses and other assets	2,960	2,736

Total current assets	18,086	20,246

Property and equipment, at cost:
Vending machines	35,629	71,758
Vehicles	4,902	5,683
Office equipment, furniture and fixtures	4,192	5,534

	44,723	82,975
Less accumulated depreciation	(1,583)	(38,943)

Property and equipment, net	43,140	44,032
Placement fees, net of accumulated amortization of $458 in 2002 and $4,758 in 2001	2,268	2,218
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $41 in 2002 and $8,481 in 2001	61,373	34,660
Other assets, net of accumulated amortization of $261 in 2002 and $1,274 in 2001	8,087	2,206

Total assets	$132,954	$103,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,429	$7,700
Accounts payable	4,113	4,322
Accrued commissions	2,703	2,766
Other accrued expenses	1,964	1,807

Total current liabilities	12,209	16,595

Long-term debt, net of current portion	78,698	37,276
Other liabilities	671	627
Deferred tax liabilities	226	1,457

Total liabilities	91,804	55,955

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,936	15,644
Stockholders’ equity:
Common stock, $.01 par value (Authorized 1 shares; issued and outstanding 1 shares in 2002 and 6,538 shares in 2001)	—	66
Additional paid-in-capital	28,000	22,136
Retained earnings	214	9,561

Total stockholders’ equity	28,214	31,763

Commitments
Total liabilities and stockholders’ equity	$132,954	$103,362

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(in thousands, except per share data)

	Successor	Predecessor

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2002	2002	2001

Revenue:
Vending	$24,093	$10,880	$33,758
Franchise and other	350	199	638

Total revenue	24,443	11,079	34,396

Cost of revenue:
Vending, excluding related depreciation and amortization	15,858	7,568	22,284
Depreciation and amortization	2,091	1,013	2,949

Total cost of vending	17,949	8,581	25,233
Franchise and other	275	192	523

Total cost of revenue	18,224	8,773	25,756

Gross profit	6,219	2,306	8,640
General and administrative expenses	3,964	3,617	5,653
Depreciation and amortization	184	96	752

Operating earnings (loss)	2,071	(1,407)	2,235
Interest expense, net	1,726	390	1,848

Earnings (loss) before income taxes and extraordinary loss	345	(1,797)	387
Income tax (expense) benefit	(131)	683	(147)

Earnings (loss) before extraordinary loss	214	(1,114)	240
Extraordinary loss on debt refinancing, net of income tax benefit of $656	—	(1,071)	—

Net earnings (loss)	$214	$(2,185)	$240

Basic earnings (loss) per share of common stock		$(0.33)	$0.04
Diluted earnings (loss) per share of common stock		(0.32)	0.04
Basic weighted average common shares		6,545	6,514
Diluted weighted average common shares		6,922	6,527

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Stockholders’ Equity
(In thousands, except per share data)

				Total
		Additional		Stock-
	Common	Paid-In	Retained	Holders'
	Stock	Capital	Earnings	Equity

December 31, 2001	$66	$22,136	$9,561	$31,763
Exercise of employee stock options	—	29	—	29
Net loss	—	—	(2,185)	(2,185)
Impact of acquisition acquisition	(66)	(22,165)	(7,376)	(29,607)

Balances prior to acquisition	—	—	—	—
Issuance of equity in Successor Company	—	28,000	—	28,000
Net earnings	—	—	214	214

March 31, 2002	$—	$28,000	$214	$28,214

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(In thousands)

	Successor	Predecessor

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2002	2002	2001

Operating activities:
Net earnings (loss)	$214	$(2,185)	$240
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,556	1,146	3,851
Changes in operating assets and liabilities:
Trade accounts and other receivables	71	96	(93)
Inventories	1,561	1,233	122
Prepaid expenses and other assets	(932)	(5,468)	(370)
Accounts payable, accrued expenses and other liabilities	711	(2,013)	1,557

Net cash provided (used) by operating activities	4,181	(7,191)	5,307

Investing activities:
Acquisitions of property and equipment, net	(1,347)	(436)	(1,011)
Placement fees	(409)	(300)	(474)

Net cash used in investing activities	(1,756)	(736)	(1,485)

Financing activities:
Net borrowings on current credit facilities	(1,003)	82,703	—
Net payments on previous credit facility	—	(44,500)	—
Principal payments on long-term debt	(33)	(16)	(496)
Net issuance (purchase) of common stock net of offering costs	—	(31,072)	17

Net cash provided (used) in financing activities	(1,036)	7,115	(479)

Net increase (decrease) in cash and cash equivalents	1,389	(812)	3,343
Cash and cash equivalents at beginning of period	3,254	4,066	2,986

Cash and cash equivalents at end of period	$4,643	$3,254	$6,329

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At March 31, 2002, the Company had 33 field offices with operations in 47 states. The Company also sells products to franchisees. At March 31, 2002, there were 9 franchisees operating in 12 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The transaction was approved at a stockholders’ meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company’s common stock. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor and those subsequent to the acquisition are denoted as successor.

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 2002 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the two months ended March 31, 2002, one month ended January 31, 2002 and the three months ended March 31, 2001.

     The operating results for the periods in 2002 are not necessarily indicative of the results that may be expected for the 11-month period ended December 31, 2002.

2.	Acquisition

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporate organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $61.4 million of costs in excess of assets acquired as a result of the ACMI Holdings acquisition that was accounted for using the purchase method of accounting.

3.	Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor	Predecessor

	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2002	2002	2001

Cash paid during the period:
Interest paid	$490	$560	$598
Income taxes paid	11	3	20

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

4.	Earnings (loss) per share

     Basic and diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively.

	Predecessor

	One Month	Three Months
	Ended	Ended
	January 31,	March 31,
	2002	2001

Net earnings (loss)	$(2,185,000)	$240,000

Common shares outstanding at beginning of period	6,537,629	6,513,919
Effect of shares issued during the period	7,278	86

Basic weighted average common shares	6,544,907	6,514,005
Incremental shares from assumed conversions—stock options	376,776	13,366

Diluted weighted average common shares	6,921,683	6,527,371

Basic earnings (loss) per share	$(0.33)	$0.04

Diluted earnings (loss) per share	$(0.32)	$0.04

5.	Income taxes

     Income taxes for interim periods are computed using the anticipated effective tax rate for the year.

6.	Cost in excess of assets acquired and other intangible assets

     The Company periodically reviews and evaluates its cost in excess of assets acquired and other intangible assets for potential impairment. Effective January 1, 2002, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which cost in excess of assets acquired is no longer amortized but instead will be assessed for impairment at least annually. In accordance with SFAS No. 142, this evaluation will not need to be completed until the first quarter of fiscal year 2003 due to its recent acquisition.

     The following table reconciles net earnings for the three months ended March 31, 2001 to the pro forma net earnings excluding the amortization of costs in excess of assets acquired.

Net earnings before cumulative affect of accounting change	$240
Amortization of costs in excess of assets acquired, net of income taxes	310

Net earnings	$550

Basic and diluted earnings per share of common stock	$0.08
Basic weighted average common shares	6,514
Diluted weighted average common shares	6,527

7.	Long-term debt

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at March 31, 2002, there was $1.7 million outstanding and $8.3 million available under the revolving credit facility. Under both term loan A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2002 was 5.7%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at March 31, 2002.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

     As required under the Company’s current credit facility, on March 28, 2002 the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount is $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate.

     The Company has also issued $25.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at March 31, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company’s Form 10-K for the year ended December 31, 2001.

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the two months ended March 31, 2002 have been combined with the operating results for the one month ended January 31, 2002. The combined Company results for the three month period ended March 31, 2002 are compared to the comparable period in 2001. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with generally accepted accounting principles.

General

     Substantially all of the Company’s revenue and gross profit is derived from Company-owned Shoppes. The Company’s revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company’s business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation, and direct service cost.

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC. The transaction was approved at a stockholders’ meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company’s common stock. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

     Franchise and other revenue represents the Company’s percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to franchisees and non-franchisee customers. Product sold to franchisees and non-franchisees consists of goods to vend in the Shoppes.

Revenue

     Total revenue for the first three months of 2002 increased 3.3% to $35.5 million from $34.4 million for the same period in 2001.

     Vending revenue increased $1.2 million or 3.6% for the first three months of 2002 to $35.0 million from $33.8 million for the comparable period in 2001, primarily as a result of a 4.7% increase in the average number of amusement vending equipment in place during the first three months of 2002 compared to the average number in place during the same period in 2001.

     The Company has recently experienced growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes.

     Franchise and other revenue decreased $89,000 to $549,000 for the first three months of 2002 as compared to the same period in 2001, due primarily to lower product sales to franchises that result from the acquisition of a franchisee during the second quarter of 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

Cost of Revenue and Gross Profit

     The cost of vending operations for the first three months of 2002 increased $1.3 million or 5.1% to $26.5 million from $25.2 million for the comparable period in 2001. The vending operations’ contribution to gross profit for the first three months of 2002 decreased $82,000 to $8.4 million compared to gross profit from vending operations realized in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the same period in 2001. The vending gross profit achieved during the first quarter of 2002 was 24.1% of vending revenue, which represents a 1.2 percentage point decrease from the gross profit percentage achieved during the first quarter of 2001. The decrease in vending margin results primarily from higher location commissions and depreciation compared to the same period in 2001.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first quarter of 2002 was 33.0% of vending revenue, which is 1.0 percentage points lower than the cash vending gross profit achieved during the first quarter of 2001. The cash vending gross profit for the current quarter is also 1.2 percentage points lower than the cash vending gross profit achieved during the fourth quarter of 2001. The Company attributes this decrease primarily to increased location commissions compared to the same period in 2001.

     Substantially all the Company’s plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers.

     For the first quarter of 2002, gross profit on franchise and other revenue decreased to $82,000 or 14.9% of franchise and other revenue, as compared to $115,000 or 18.0% of franchise and other revenue for the first quarter of 2001. The decrease in gross profit results primarily from the acquisition of a franchisee during the second quarter of 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

Operating Expenses

     General and administrative expenses and depreciation and amortization increased $1.5 million to $7.9 million for the first three months of 2002, and increased as a percentage of revenue to 22.1% as compared to 18.6% for the comparable period in 2001. The increase is due primarily to acquisition related costs totaling $1.8 million. General and administrative expense and depreciation and amortization for the first quarter of 2002, excluding transaction related costs, decreased $296,000 to $6.1 million or 17.2% as a percentage of revenue compared to the comparable period.

Operating Earnings

     Operating earnings for the first three months of 2002 declined to $664,000, or 1.9% of total revenue, as compared to $2.2 million, or 6.5% of total revenue for the comparable period in 2001. The decrease in operating earnings results primarily from transaction related costs totaling $1.8 million. Operating earnings for the first three months of 2002, excluding transaction related costs were $2.4 million or 6.8% of total revenue.

Interest Expense, Net

     Interest expense for the first three months of 2002 increased $268,000 to $2.1 million as compared to the same period in 2001. The Company’s interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Extraordinary Loss

     The extraordinary loss of $1.1 million, net of tax benefit, for the quarter ended March 31, 2002 relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings (Loss) and Net Earnings (Loss) Per Share

     The net loss for the first three months of 2002 was $2.0 million as compared to net earnings of $240,000 for the comparable period in 2001. The net loss results from transaction related costs and the extraordinary loss resulting from debt refinancing. Net earnings for the first three months of 2002 excluding transaction related costs and the extraordinary loss were $186,000.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     When the Company determines that the carrying value of costs in excess of assets acquired and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company ceased to amortize approximately $33.3 million of costs in excess of assets acquired. The Company has recorded approximately $2.0 million of amortization related to these assets during 2001 and would have amortized approximately $3.1 during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of our costs in excess of assets acquired in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded, which may be material.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company’s credit facilities and issuance of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

     Net cash used in operating activities was $3.0 million for the three months ended March 31, 2002 and net cash provided by operating activities was $5.3 million for the three months ended March 31, 2001. The primary use of cash for operating activities was loan fees associated with refinancing the Company’s credit facility. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $2.5 million and $1.5 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures for the three months ended March 31, 2002 and 2001 amounted to $1.8 million and $1.0 million, respectively, of which $1.5 million and $990,000, respectively, was for the acquisition of amusement vending equipment.

     Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2002 and net cash used in financing activities was $479,000 for the three months ended March 31, 2001. Financing activities consist primarily of borrowing on the Company’s current credit facility and purchase of common stock in conjunction with the acquisition and the repayment of the Company’s previous credit facility and other debt obligations.

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at March 31, 2002, there was $1.7 million outstanding and $8.3 million available under the revolving credit facility. Under both term loan A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2002 was 5.7%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at March 31, 2002.

     As required under the Company’s current credit facility, on March 28, 2002 the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount is $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate.

     The Company has also issued $25.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at March 31, 2002

     The Company may use a portion of its capital resources to effect acquisitions of franchisees, other companies or other amusement vending assets. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

used. Company management believes that funds generated from operations, borrowings available under its credit facility, and the Company’s ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company’s foreseeable operating and capital expenditure requirements.

     The Company currently has no commitments or agreements with respect to any material acquisitions. However, if the Company concludes appropriate opportunities are available, it may attempt to acquire businesses, technologies, services or products that it believes are a strategic fit with its business. If the Company undertakes such acquisitions, the process of integrating the acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of its business. Moreover, the Company may fail to realize the anticipated benefits of any acquisition. Future acquisitions could also expose the Company to unexpected future liabilities and result in impairment charges related to intangible assets.

Impact of Recently Issued Accounting Standards

     On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Intangible Assets”. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill is no longer subject to amortization. The amortization of costs in excess of assets acquired and other intangible assets was $2.3 million in 2001.

     In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company does not expect the impact of adopting SFAS 143 to be significant.

     On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS 144 to be significant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     On March 28, 2002 the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount is $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on February 5, 2002, at which the stockholders were asked to consider and vote upon the adoption of the Agreement and Plan of Merger, dated as of September 9, 2001, by and among Crane Mergerco Holdings, Inc., a Delaware corporation, (“Crane”), Crane Mergerco Inc., a Delaware corporation, (“Merger Sub”), and American Coin Merchandising, Inc., (“American Coin”), providing for the merger of Merger Sub, a wholly owned subsidiary of Crane, with and into American Coin, with American Coin as the surviving corporation. There were 6,541,254 shares of Common Stock of American Coin that could be voted at the meeting and approximately 66.3%, or 4,340,109 shares of Common Stock were represented at the meeting, in person or by proxy, which constituted a quorum. The results were as follows:

				Broker
	Votes For	Votes Against	Votes Abstained	Non-Votes

Approval and adoption of the Agreement and Plan of Merger, dated as of September 9, 2001, by and among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and American Coin, as it may be amended from time to time, and the transactions contemplated thereby	4,339,120	611	2,201,523	None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(b)	Reports on Form 8-K.

A report on Form 8-K was filed with the SEC on February 11, 2002 disclosing that on February 11, 2002 the Company had merged with Crane Mergerco, Inc., a wholly owned subsidiary of ACMI Holdings Inc., (formerly known as Crane Mergerco Holdings, Inc.), pursuant to an Agreement and Plan of Merger dated as of September 9, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC.

May 15, 2002 Date	By:	/s/ W. John Cash W. John Cash Senior Vice President, Chief Financial Officer