Form 10-Q
period 2002-06-30
AMERICAN COIN MERCHANDISING INC
filed 2002-08-14
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 0-26580

AMERICAN COIN MERCHANDISING, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1093721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   X   No

     As of August 10, 2002, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant’s common stock is held by non-affiliates of the registrant.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements Of Operations
Consolidated Condensed Statements Of Stockholder’s Equity
Consolidated Condensed Statements Of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-k.
EX-99.1 Certifications

AMERICAN COIN MERCHANDISING, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION.
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets June 30, 2002 (successor) and December 31, 2001 (predecessor)	3
	Consolidated Condensed Statements of Operations for the Three Months and Five Months Ended June 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Three Months and Six Months Ended June 30, 2001 (predecessor)	4
	Consolidated Condensed Statements of Stockholders’ Equity for the Five Months Ended June 30, 2002 (successor) and One Month Ended January 31, 2002 (predecessor)	5
	Consolidated Condensed Statements of Cash Flows for the Five Months Ended June 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Six Months Ended June 30, 2001 (predecessor)	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II OTHER INFORMATION.

Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION.

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except per share data)

	Successor	Predecessor

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,117	$4,066
Trade accounts and other receivables, net	657	738
Income tax receivable	725	725
Inventories, net	12,311	11,981
Prepaid expenses and other assets	3,060	2,736

Total current assets	17,870	20,246

Property and equipment, at cost:
Vending machines	39,078	71,758
Vehicles	4,775	5,683
Office equipment, furniture and fixtures	4,296	5,534

	48,149	82,975
Less accumulated depreciation	(3,926)	(38,943)

Property and equipment, net	44,223	44,032
Placement fees, net of accumulated amortization of $1,154 in 2002 and $4,758 in 2001	2,204	2,218
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $103 in 2002 and $8,481 in 2001	61,311	34,660
Other assets, net of accumulated amortization of $638 in 2002 and $1,274 in 2001	7,663	2,206
Deferred tax assets	450	—

Total assets	$133,721	$103,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,584	$7,700
Accounts payable	7,030	4,322
Accrued commissions	2,457	2,766
Other accrued expenses	1,815	1,807

Total current liabilities	16,886	16,595

Long-term debt, net of current portion	75,474	37,276
Other liabilities	706	627
Fair value of interest rate collar agreement	419	—
Deferred tax liabilities	—	1,457

Total liabilities	93,485	55,955

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,949	15,644
Stockholders’ equity:
Common stock, $.01 par value (Authorized 1 shares; issued and outstanding 1 shares in 2002 and 6,538 shares in 2001)	—	66
Additional paid-in-capital	28,000	22,136
Retained earnings (accumulated deficit)	(713)	9,561

Total stockholders’ equity	27,287	31,763

Commitments
Total liabilities and stockholders’ equity	$133,721	$103,362

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor

			Five Months	One Month	Six Months
	Three Months Ended		Ended	Ended	Ended
	June 30,		June 30,	January 31,	June 30,
	2002	2001	2002	2002	2001

Revenue:
Vending	$33,492	$34,435	$57,585	$10,880	$68,193
Franchise and other	598	538	948	199	1,176

Total revenue	34,090	34,973	58,533	11,079	69,369

Cost of revenue:
Vending, excluding related depreciation and amortization	22,623	22,979	38,481	7,568	45,263
Depreciation and amortization	3,145	2,960	5,236	1,013	5,909

Total cost of vending	25,768	25,939	43,717	8,581	51,172
Franchise and other	50	564	325	192	1,087

Total cost of revenue	25,818	26,503	44,042	8,773	52,259

Gross profit	8,272	8,470	14,491	2,306	17,110
General and administrative expenses	6,026	5,680	9,990	3,617	11,333
Depreciation and amortization	269	777	453	96	1,529

Operating earnings (loss)	1,977	2,013	4,048	(1,407)	4,248
Other expense:
Interest expense, net	2,880	1,679	4,606	390	3,527
Change in fair value of interest rate collar	600	—	600	—	—

Earnings (loss) before income taxes	(1,503)	334	(1,158)	(1,797)	721
Income tax (expense) benefit	576	127	445	683	274

Earnings (loss) before extraordinary loss	(927)	207	(713)	(1,114)	447
Extraordinary loss on debt refinancing, net of income tax benefit of $656	—	—	—	(1,071)	—

Net earnings (loss)	$(927)	$207	$(713)	$(2,185)	$447

Basic earnings (loss) per share of common stock		$0.03		$(0.33)	$0.07
Diluted earnings (loss) per share of common stock		0.03		(0.33)	0.07
Basic weighted average common shares		6,522		6,545	6,518
Diluted weighted average common shares		6,638		6,545	6,590

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Stockholder’s Equity
(In thousands, except per share data)

			Retained Earnings
		Additional Paid-In	(Accumulated	Total Stockholders'
	Common Stock	Capital	Deficit)	Equity

December 31, 2001	$66	$22,136	$9,561	$31,763
Exercise of employee stock options	—	29	—	29
Net loss	—	—	(2,185)	(2,185)
Impact of acquisition acquisition	(66)	(22,165)	(7,376)	(29,607)

Balances prior to acquisition	—	—	—	—
Issuance of equity in Successor Company	—	28,000	—	28,000
Net loss	—	—	(713)	(713)

June 30, 2002	$—	$28,000	(713)	$27,287

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(In thousands)

	Successor	Predecessor

	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2002	2002	2001

Operating activities:
Net earnings (loss)	$(713)	$(2,185)	$447
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,393	1,146	7,708
Change in fair value of interest rate collar	600	—	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(15)	96	(194)
Inventories	(1,563)	1,233	(2,101)
Prepaid expenses and other assets	(1,631)	(5,468)	(248)
Accounts payable, accrued expenses and other liabilities	3,042	(2,013)	548

Net cash provided (used) by operating activities	6,113	(7,191)	6,160

Investing activities:
Acquisitions of property and equipment, net	(5,104)	(436)	(2,559)
Acquisition of franchisee	—	—	(273)
Placement fees	(1,041)	(300)	(1,241)

Net cash used in investing activities	(6,145)	(736)	(4,073)

Financing activities:
Net borrowings on current credit facilities	(2,023)	82,703	—
Net payments on previous credit facility	—	(44,500)	(1,500)
Principal payments on long-term debt	(82)	(16)	(909)
Net issuance (purchase) of common stock net of offering costs	—	(31,072)	38

Net cash provided (used) in financing activities	(2,105)	7,115	(2,371)

Net decrease in cash and cash equivalents	(2,137)	(812)	(284)
Cash and cash equivalents at beginning of period	3,254	4,066	2,986

Cash and cash equivalents at end of period	$1,117	$3,254	$2,702

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At June 30, 2002, the Company had 33 field offices with operations in 47 states. The Company also sells products to franchisees. At June 30, 2002, there were 9 franchisees operating in 12 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 2002 presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months and five months ended June 30, 2002, one month ended January 31, 2002 and the three months and six months ended June 30, 2001.

     The operating results for the periods in 2002 are not necessarily indicative of the results that may be expected for the 11-month period ended December 31, 2002.

1. Acquisition

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

3. Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor	Predecessor

	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2002	2002	2001

Cash paid during the period:
Interest paid	$3,553	$560	$2,525
Income taxes paid	72	3	45

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

	Predecessor

	One Month	Three Months	Six Months
	Ended	Ended	Ended
	January 31,	June 30,	June 30,
	2002	2001	2001

Net earnings (loss)	$(2,185,000)	$207,000	$447,000

Common shares outstanding at beginning of period	6,537,629	6,521,702	6,513,919
Effect of shares issued during the period	7,278	111	4,012

Basic weighted average common shares	6,544,907	6,521,813	6,517,931
Incremental shares from assumed conversions—stock options	—	116,675	72,148

Diluted weighted average common shares	6,544,907	6,638,488	6,590,079

Basic earnings (loss) per share	$(0.33)	$0.03	$0.07

Diluted earnings (loss) per share	$(0.33)	$0.03	$0.07

5. Income taxes

     Income taxes for interim periods are computed using the anticipated effective tax rate for the year.

6. Costs in excess of assets acquired and other intangible assets

     The Company periodically reviews and evaluates its costs in excess of assets acquired and other intangible assets for potential impairment. Effective January 1, 2002, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which costs in excess of assets acquired is no longer amortized but instead will be assessed for impairment at least annually. In accordance with SFAS No. 142, this evaluation will not need to be completed until the first quarter of fiscal year 2003 due to the Company’s recent acquisition.

     The following table reconciles net earnings for the three months and six months ended June 30, 2001 to the pro forma net earnings excluding the amortization of costs in excess of assets acquired (in thousands, except share data).

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2001	2001

Net earnings before cumulative affect of accounting change	$207	$447
Amortization of costs in excess of assets acquired, net of income taxes	310	620

Net earnings	$517	$1,067

Basic and diluted earnings per share of common stock	$0.08	$0.16
Basic weighted average common shares	6,522	6,518
Diluted weighted average common shares	6,638	6,590

7. Long-term debt

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at June 30, 2002, there was $1.4 million outstanding and $8.6 million available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at June 30, 2002 was 6.2%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at June 30, 2002.

     The Company has also issued $25.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at June 30, 2002.

8. Interest Rate Collar

     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

     Management believes it is prudent to limit the variability of a portion of its interest payments, as well as the Company is obligated under terms of its debt agreements to limit the variability of a portion of its interest payments. To meet this objective, the Company entered into an interest rate collar instrument on March 28, 2002, with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount is $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate. This agreement reduces the risk of interest rate increases to the Company.

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the statement of operations. The Company paid $67,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the statement of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at June 30, 2002 is a liability of $419,000. The fair value recorded at the beginning of the quarter was an asset of $181,000. Accordingly, the change in fair value of this nonhedging derivative instrument is reflected as an expense during the quarter totaling $600,000.

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

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the five months ended June 30, 2002 have been combined with the operating results for the one-month ended January 31, 2002. The combined Company results for the six-month period ended June 30, 2002 are compared to the comparable period in 2001. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with generally accepted accounting principles.

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

Revenue

     Total revenue for the first six months of 2002 increased to $69.6 million from $69.4 million for the same period in 2001. For the second quarter of 2002, total revenue declined 2.5% to $34.1 million as compared to $35.0 million for the same period in 2001.

     Vending revenue increased $272,000 for the first six months of 2002 to $68.5 million from $68.2 million for the comparable period in 2001, primarily as a result of a 5.3% increase in the average number of amusement vending equipment in place during the first six months of 2002 compared to the average number in place during the same period in 2001. For the second quarter of 2002, vending revenue declined $943,000 to $33.5 million as compared to the same period in 2001. The average number of amusement vending equipment in place during the second quarter of 2002 increased 7.0% as compared to the second quarter of 2001. The increase in placements was offset by lower weekly skill crane averages in 2002 compared to 2001.

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

     Franchise and other revenue decreased $29,000 to $1.1 million for the first six months of 2002 as compared to the same period in 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Revenue and Gross Profit

     The cost of vending operations for the first six months of 2002 increased $1.1 million or 2.2% to $52.3 million from $51.2 million for the comparable period in 2001. The vending operations’ contribution to gross profit for the first six months of 2002 decreased $854,000 to $16.2 million compared to gross profit from vending operations realized in the same period in 2001. The vending gross profit achieved during the first six months of 2002 was 23.6% of vending revenue, which represents a 1.4 percentage point decrease from the gross profit percentage achieved during the first six months of 2001. For the second quarter of 2002, the cost of vending decreased $171,000 to $25.8 million from $25.9 million for the comparable period in 2001. Vending gross profit realized during the second quarter of 2002 was $7.7 million or 23.1% of vending revenue as compared to $8.5 million or 24.7% for the second quarter of 2001. The decrease in vending margin results primarily from increased machine maintenance, direct labor, and placement fees.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first six months of 2002 was 32.7% of vending revenue, which is 0.9 percentage points lower than the cash vending gross profit achieved during the first six months of 2001. The cash vending gross profit for the current quarter is 0.6 percentage points lower than the cash vending gross profit achieved during the first quarter of 2002. The Company attributes this decrease primarily to increased machine maintenance and direct labor.

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

     Gross profit on franchise and other revenue for the first six months of 2002 increased to $630,000 or 54.9% of franchise and other revenue, as compared to $89,000 or 7.6% of franchise and other revenue for the first six months of 2001. For the second quarter of 2002, gross profit on franchise and other revenue increased to $548,000, as compared to a $26,000 deficit for the second quarter of 2001. The increase in gross profit results primarily from reduced freight related costs. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

Operating Expenses

     General and administrative expenses and depreciation and amortization increased $1.3 million to $14.2 million for the first six months of 2002, and increased as a percentage of total revenue to 20.3% as compared to 18.5% for the comparable period in 2001. For the second quarter of 2002, general and administrative expenses and depreciation and amortization decreased $162,000, and remained level with the second quarter of 2001 as a percentage of total revenue at 18.5%. The increase for the first six months of 2002 is due primarily to costs related to the acquisition by ACMI Holdings, Inc. totaling $1.9 million. General and administrative expense and depreciation and amortization for the first six months of 2002, excluding transaction related costs, decreased $594,000 to $12.3 million or 17.6% as a percentage of revenue compared to the comparable period.

Operating Earnings

     Operating earnings for the first six months of 2002 declined to $2.6, or 3.8% of total revenue, as compared to $4.2 million, or 6.1% of total revenue for the comparable period in 2001. The decrease in operating earnings results primarily from transaction related costs totaling $1.9 million. Operating earnings for the second quarter of 2002 were consistent with the comparable period of 2001. Operating earnings for the first six months of 2002, excluding transaction related costs were $4.5 million or 6.5% of total revenue.

Interest Expense, Net

     Interest expense for the first six months of 2002 increased $1.5 million to $5.0 million as compared to the same period in 2001. Interest expense for the second quarter of 2002 increased $1.2 million to $2.9 million as compared to the same period in 2001. The Company’s interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Change in Fair Value of Interest Rate Collar

     The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

other expenses in the statement of operations. The change in fair value on this interest rate collar totaled $600,000 during the three and six months ended June 30, 2002.

Extraordinary Loss

     The extraordinary loss of $1.1 million, net of tax benefit, for the six months ended June 30, 2002 relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings (Loss) and Net Earnings (Loss) Per Share

     The net loss for the first six months of 2002 was $2.9 million as compared to net earnings of $447,000 for the comparable period in 2001. The net loss for the second quarter of 2002 was $927,000, as compared to net earnings of $207,000 for the comparable period in 2001. Net loss for the first six months of 2002 excluding transaction related costs, change in fair value of interest rate collar and the extraordinary loss was $299,000. The net loss for the six months ended June 30, 2002 excluding transaction related costs, change in fair value of interest rate collar and the extraordinary loss results primarily from increased interest expense.

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

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company ceased to amortize approximately $33.3 million of costs in excess of assets acquired. The Company has recorded approximately $2.0 million of amortization related to these assets during 2001 and would have amortized approximately $2.0 during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of our costs in excess of assets acquired and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2003.

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

     Net cash used in operating activities was $1.1 million for the six months ended June 30, 2002 and net cash provided by operating activities was $6.2 million for the six months ended June 30, 2001. The primary use of cash for operating activities was loan fees associated with refinancing the Company’s credit facility during the first quarter of 2002. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $6.9 million and $4.1 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for the six months ended June 30, 2002 and 2001 amounted to $5.5 million and $2.6 million, respectively, of which $5.0 million and $2.0 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2002 and net cash used in financing activities was $2.4 million for the six months ended June 30, 2001. Financing activities consist primarily of borrowings and payments on the Company’s credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc., and the repayment of the Company’s previous credit facility and other debt obligations.

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at June 30, 2002, there was $1.4 million outstanding and $8.6 million available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at June 30, 2002 was 6.2%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at June 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company has also issued $25.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at June 30, 2002

Interest Rate Collar

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

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the statement of operations. The Company paid $67,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the statement of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at June 30, 2002 is a liability of $419,000. The fair value recorded at the beginning of the quarter was an asset of $181,000. Accordingly, the change in fair value of this nonhedging derivative instrument is reflected as an expense during the quarter totaling $600,000.

Other

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

Impact of Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 updates, clarifies and simplifies existing accounting pronouncements, including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as and extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. The Company does not expect the impact of adopting SFAS 145 to be significant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As described above, the Company entered into an interest rate collar instrument for 50% of the principal amount of the term debt outstanding or a notional amount of $27,500,000 for a three-year period ending March 31, 2005. If the 3 month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $67,000 per quarter.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	99.1	Certifications

(b)	Reports on Form 8-K.

A report on Form 8-K was filed with the SEC on May 23, 2002 disclosing that on March 28, 2002 the Company had entered into an amortizing interest rate collar transaction with Royal Bank of Scotland PLC. Such transaction is governed by the Master Agreement, dated as of March 15, 2002, among the Royal Bank of Scotland PLC and the Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC

August 14, 2002	By:	/s/ W. John Cash

Date		W. John Cash Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certifications