Form 10-Q
period 2002-09-30
AMERICAN COIN MERCHANDISING INC
filed 2002-11-13
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes [X]  No [  ]

     As of November 11, 2002, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant’s common stock is held by non-affiliates of the registrant.

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
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
CERTIFICATIONS
INDEX TO EXHIBITS
EX-99.1 Certifications

AMERICAN COIN MERCHANDISING, INC.

INDEX

Page

PART I FINANCIAL INFORMATION.
Item 1. Financial Statements
Consolidated Condensed Balance Sheets September 30, 2002 (successor) and December 31, 2001 (predecessor)	3
Consolidated Condensed Statements of Operations for the Three Months and Eight Months Ended September 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Three Months and Nine Months Ended September 30, 2001 (predecessor)	4
Consolidated Condensed Statements of Stockholders’ Equity for the Eight Months Ended September 30, 2002 (successor) and One Month Ended January 31, 2002 (predecessor)	5
Consolidated Condensed Statements of Cash Flows for the Eight Months Ended September 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor) and Nine Months Ended September 30, 2001 (predecessor)	6
Notes to Consolidated Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands, except per share data)

	Successor	Predecessor

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,868	$4,066
Trade accounts and other receivables, net	855	738
Income tax receivable	—	725
Inventories, net	13,179	11,981
Prepaid expenses and other assets	3,141	2,736

Total current assets	19,043	20,246

Property and equipment, at cost:
Vending machines	40,722	71,758
Vehicles	4,772	5,683
Office equipment, furniture and fixtures	4,361	5,534

	49,855	82,975
Less accumulated depreciation	(6,477)	(38,943)

Property and equipment, net	43,378	44,032
Placement fees, net of accumulated amortization of $1,836 in 2002 and $4,758 in 2001	2,143	2,218
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $164 in 2002 and $8,481 in 2001	64,767	34,660
Other assets, net of accumulated amortization of $1,024 in 2002 and $1,274 in 2001	6,978	2,206
Deferred tax assets	223	—

Total assets	$136,532	$103,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,705	$7,700
Accounts payable	4,542	4,322
Accrued commissions	2,590	2,766
Other accrued expenses	1,775	1,807

Total current liabilities	13,612	16,595

Long-term debt, net of current portion	81,071	37,276
Other liabilities	738	627
Fair value of interest rate collar agreement	1,147	—
Deferred tax liabilities	—	1,457

Total liabilities	96,568	55,955

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,962	15,644
Stockholders’ equity:
Common stock, $.01 par value (Authorized 1 shares; issued and outstanding 1 shares in 2002 and 6,538 shares in 2001)	—	66
Additional paid-in-capital	28,000	22,136
Retained earnings (accumulated deficit)	(998)	9,561

Total stockholders’ equity	27,002	31,763

Commitments
Total liabilities and stockholders’ equity	$136,532	$103,362

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor

			Eight Months	One Month	Nine Months
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	January 31,	September 30,
	2002	2001	2002	2002	2001

Revenue:
Vending	$35,207	$34,480	$92,792	$10,880	$102,673
Franchise and other	573	541	1,521	199	1,717

Total revenue	35,780	35,021	94,313	11,079	104,390

Cost of revenue:
Vending, excluding related depreciation and amortization	23,239	23,150	61,720	7,568	68,413
Depreciation and amortization	3,189	3,019	8,425	1,013	8,928

Total cost of vending	26,428	26,169	70,145	8,581	77,341
Franchise and other	84	340	409	192	1,427

Total cost of revenue	26,512	26,509	70,554	8,773	78,768

Gross profit	9,268	8,512	23,759	2,306	25,622
General and administrative expenses	5,854	5,858	15,844	3,617	17,191
Depreciation and amortization	246	808	699	96	2,337

Operating earnings (loss)	3,168	1,846	7,216	(1,407)	6,094
Other expense:
Interest expense, net	2,897	1,494	7,684	390	5,021
Change in fair value of interest rate collar	728	—	1,147	—	—

Earnings (loss) before income taxes	(457)	352	(1,615)	(1,797)	1,073
Income tax (expense) benefit	172	(134)	617	683	(408)

Earnings (loss) before extraordinary loss	(285)	218	(998)	(1,114)	665
Extraordinary loss on debt refinancing, net of income tax benefit of $656	—	—	—	(1,071)	—

Net earnings (loss)	$(285)	$218	$(998)	$(2,185)	$665

Basic and diluted earnings (loss) per share of common stock		$0.03		$(0.33)	$0.10
Basic weighted average common shares		6,532		6,545	6,523
Diluted weighted average common shares		6,809		6,545	6,672

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Stockholders’ Equity
(in thousands, except per share data)

			Retained Earnings
		Additional Paid-In	(Accumulated	Total Stockholders'
	Common Stock	Capital	Deficit)	Equity

December 31, 2001	$66	$22,136	$9,561	$31,763
Exercise of employee stock options	—	29	—	29
Net loss	—	—	(2,185)	(2,185)
Impact of acquisition acquisition	(66)	(22,165)	(7,376)	(29,607)

Balances prior to acquisition	—	—	—	—
Issuance of equity in Successor Company	—	28,000	—	28,000
Net loss	—	—	(998)	(998)

September 30, 2002	$—	$28,000	$(998)	$27,002

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(In thousands)

	Successor	Predecessor

	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2002	2002	2001

Operating activities:
Net earnings (loss)	$(998)	$(2,185)	$665
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	10,151	1,146	11,664
Change in fair value of interest rate collar	1,147	—	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	512	96	(188)
Inventories	(2,608)	1,233	(4,453)
Prepaid expenses and other assets	(767)	(5,468)	(301)
Accounts payable, accrued expenses and other liabilities	(695)	(1,260)	576

Net cash provided (used) by operating activities	6,742	(6,438)	7,963

Investing activities:
Acquisitions of property and equipment, net	(6,491)	(436)	(4,014)
Acquisition of franchisees and other	(1,463)	—	(273)
Placement fees	(1,662)	(300)	(1,970)

Net cash used in investing activities	(9,616)	(736)	(6,257)

Financing activities:
Net borrowings on current credit facilities	1,620	82,703	—
Net payments on previous credit facility	—	(44,500)	(2,000)
Principal payments on long-term debt	(132)	(16)	(1,138)
Net issuance (purchase) of common stock net of offering costs	—	(31,825)	57

Net cash provided (used) in financing activities	1,488	6,362	(3,081)

Net decrease in cash and cash equivalents	(1,386)	(812)	(1,375)
Cash and cash equivalents at beginning of period	3,254	4,066	2,986

Cash and cash equivalents at end of period	$1,868	$3,254	$1,611

See accompanying notes to consolidated condensed financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate more than 26,000 coin-operated amusement vending machines. Over 14,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At September 30, 2002, the Company had 35 field offices with operations in 48 states and Puerto Rico. The Company also sells products to franchisees. At September 30, 2002, there were 9 franchisees operating in 12 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The accompanying consolidated condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated condensed financial statements be read in connection with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the Company, the accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the three months and eight months ended September 30, 2002, one month ended January 31, 2002 and the three months and nine months ended September 30, 2001.

     The operating results for the periods in 2002 are not necessarily indicative of the results that may be expected for the 11-month period ended December 31, 2002.

2.	Acquisition

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $61.4 million of costs in excess of assets acquired as a result of the ACMI Holdings acquisition that was accounted for using the purchase method of accounting.

     On September 3, 2002, the Company acquired certain assets and the business operations of a kiddie ride company for approximately $2,588,000. Of this amount, $1,463,000 was paid in cash with the balance to be paid over a three-year period in accordance with the terms of the promissory note issued in connection with the acquisition. The Company has recorded approximately $1,796,000 of costs in excess of assets acquired as a result of the acquisition that was accounted for using the purchase method of accounting.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3.	Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor	Predecessor

	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2002	2002	2001

Cash paid during the period:
Interest paid	$5,833	$560	$4,039
Income taxes paid	85	3	16

4.	Earnings (loss) per share

     Basic and diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively.

	Predecessor

	One Month	Three Months	Nine Months
	Ended	Ended	Ended
	January 31,	September 30,	September 30,
	2002	2001	2001

Net earnings (loss)	$(2,185,000)	$218,000	$665,000

Common shares outstanding at beginning of period	6,537,629	6,531,774	6,513,919
Effect of shares issued during the period	7,278	43	8,662

Basic weighted average common shares	6,544,907	6,531,817	6,522,582
Incremental shares from assumed conversions-stock options	—	277,681	149,261

Diluted weighted average common shares	6,544,907	6,809,498	6,671,843

Basic earnings (loss) per share	$(0.33)	$0.03	$0.10

Diluted earnings (loss) per share	$(0.33)	$0.03	$0.10

5.	Income taxes

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

     The following table reconciles net earnings for the three months and nine months ended September 30, 2001 to the pro forma net earnings excluding the amortization of costs in excess of assets acquired (in thousands, except share data).

	Three	Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2001

Net earnings before cumulative affect of accounting change	$218	$665
Amortization of costs in excess of assets acquired, net of income taxes	310	929

Net earnings	$528	$1,594

Basic and diluted earnings per share of common stock	$0.08	$0.24
Basic weighted average common shares	6,532	6,523
Diluted weighted average common shares	6,809	6,672

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

7.	Long-term debt

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at September 30, 2002, there was $6.9 million outstanding and $3.1 million available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at September 30, 2002 was 6.7%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at September 30, 2002.

     The Company has also issued $25.5 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at September 30, 2002.

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

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the statement of operations. The Company paid $81,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the statement of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at September 30, 2002 is a liability of $1.1 million. The fair value recorded at the beginning of the quarter was a liability of $419,000. Accordingly, the change in fair value of this nonhedging derivative instrument is reflected as an expense during the quarter totaling $728,000.

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

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the eight months ended September 30, 2002 have been combined with the operating results for the one-month ended January 31, 2002. The combined Company results for the nine-month period ended September 30, 2002 are compared to the comparable period in 2001. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accounting principles generally accepted in the United States of America.

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

Revenue

     Total revenue for the first nine months of 2002 increased to $105.4 million from $104.4 million for the same period in 2001. For the third quarter of 2002, total revenue increased 2.2% to $35.8 million as compared to $35.0 million for the same period in 2001.

     Vending revenue increased $999,000 for the first nine months of 2002 to $103.7 million from $102.7 million for the comparable period in 2001, primarily as a result of a 7.4% increase in the average number of amusement vending equipment in place during the first nine months of 2002 compared to the average number in place during the same period in 2001. For the third quarter of 2002, vending revenue increased $727,000 to $35.2 million as compared to the same period in 2001. The average number of amusement vending equipment in place during the third quarter of 2002 increased 11.6% as compared to the third quarter of 2001. The increase in placements for the nine months ended September 30, 2002 and the third quarter of 2002 were offset by lower weekly skill crane averages in 2002 compared to 2001. The increase in placements during the third quarter results primarily from the acquisition of a kiddie ride company on September 3, 2002.

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

     Franchise and other revenue was $1.7 million for the first nine months of 2002 and 2001. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Cost of Revenue and Gross Profit

     The cost of vending operations for the first nine months of 2002 increased $1.4 million or 1.8% to $78.7 million from $77.3 million for the comparable period in 2001. The vending operations’ contribution to gross profit for the first nine months of 2002 decreased $386,000 to $24.9 million compared to gross profit from vending operations realized in the same period in 2001. The vending gross profit achieved during the first nine months of 2002 was 24.1% of vending revenue, which represents a 0.6 percentage point decrease from the gross profit percentage achieved during the first nine months of 2001. For the third quarter of 2002, the cost of vending increased $259,000 to $26.4 million from $26.2 million for the comparable period in 2001. Vending gross profit realized during the third quarter of 2002 was $8.8 million or 24.9% of vending revenue as compared to $8.3 million or 24.1% for the third quarter of 2001. The decrease in vending margin for the nine months ended September 30, 2002 results primarily from increased machine related costs partially offset by lower cost of product vended for certain machine types. The increase in vending margin for the third quarter of 2002 results primarily from lower cost of product vended for certain machine types partially offset by increased machine related costs and placement fees.

     The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved during the first nine months of 2002 was 33.2% of vending revenue, which is 0.2 percentage points lower than the cash vending gross profit achieved during the first nine months of 2001. The cash vending gross profit for the current quarter is 1.5 percentage points higher than the cash vending gross profit achieved during the second quarter of 2002. The Company attributes the decrease for the first nine months of 2002 primarily to increased machine related costs and direct labor.

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

     Gross profit on franchise and other revenue for the first nine months of 2002 increased to $1.1 million or 65.1% of franchise and other revenue, as compared to $290,000 or 16.9% of franchise and other revenue for the first nine months of 2001. For the third quarter of 2002, gross profit on franchise and other revenue increased to $489,000, as compared to $201,000 for the third quarter of 2001. The increase in gross profit results primarily from reduced inbound freight related costs partially offset by increased service related payroll costs. The Company anticipates franchise and other revenue to remain at this level or decrease in the future.

Operating Expenses

     General and administrative expenses and depreciation and amortization increased $728,000 to $20.3 million for the first nine months of 2002, and increased as a percentage of total revenue to 19.2% as compared to 18.7% for the comparable period in 2001. For the third quarter of 2002, general and administrative expenses and depreciation and amortization decreased $566,000 to $6.1 million and decreased as a percentage of total revenue to 17.0% from 19.0%. The increase for the first nine months of 2002 is due primarily to costs related to the acquisition by ACMI Holdings, Inc. totaling $2.0 million. General and administrative expense and depreciation and amortization for the first nine months of 2002, excluding transaction related costs, decreased $1.3 million to $18.2 million or 17.3% as a percentage of revenue compared to the comparable period.

Operating Earnings

     Operating earnings for the first nine months of 2002 declined to $5.8 million, or 5.5% of total revenue, as compared to $6.1 million, or 5.8% of total revenue for the comparable period in 2001. The decrease in operating earnings results primarily from transaction related costs totaling $2.0 million. Operating earnings for the third quarter of 2002 increased to $3.2 million, or 8.9% of total revenue, as compared to $1.8 million, or 5.3% of total revenue for the comparable period in 2001. Operating earnings for the first nine months of 2002, excluding transaction related costs were $7.8 million or 7.4% of total revenue.

Interest Expense, Net

     Interest expense for the first nine months of 2002 increased $2.9 million to $7.9 million as compared to the same period in 2001. Interest expense for the third quarter of 2002 increased $1.4 million to $2.9 million as compared to the same period in 2001. The Company’s interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Change in Fair Value of Interest Rate Collar

     The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expenses in the statement of operations. The change in fair value on this interest rate collar totaled $1.3 million for the nine months ended September 30, 2002 and $728,000 for the third quarter of 2002.

Extraordinary Loss

     The extraordinary loss of $1.1 million, net of tax benefit, for the nine months ended September 30, 2002 relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings (Loss) and Net Earnings (Loss) Per Share

     The net loss for the first nine months of 2002 was $3.2 million as compared to net earnings of $665,000 for the comparable period in 2001. The net loss for the third quarter of 2002 was $285,000, as compared to net earnings of $218,000 for the comparable period in 2001. Net loss for the first nine months of 2002 excluding transaction related costs, change in fair value of interest rate collar and the extraordinary loss was $37,000. The net loss for the nine months ended September 30, 2002 excluding transaction related costs, change in fair value of interest rate collar and the extraordinary loss results primarily from increased interest expense.

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

     On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment and costs in excess of assets acquired and other intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Property and Equipment

     Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs that do not extend the useful life are charged to expense as incurred. Vending machines are depreciated using the straight-line method over useful lives ranging from three to ten years.

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

     Net cash provided by operating activities was $1.2 million and $8.0 million for the nine months ended September 30, 2002 and 2001, respectively. The primary use of cash for operating activities was loan fees associated with refinancing the Company’s credit facility during the first quarter of 2002. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $11.3 million and $6.3 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures for the nine months ended September 30, 2002 and 2001 amounted to $6.9 million and $4.0 million, respectively, of which $6.3 million and $3.1 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash provided by financing activities was $7.9 million for the nine months ended September 30, 2002 and net cash used in financing activities was $3.1 million for the nine months ended September 30, 2001. Financing activities consist primarily of borrowings and payments on the Company’s credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc., and the repayment of the Company’s previous credit facility and other debt obligations.

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at September 30, 2002, there was $6.9 million outstanding and $3.1 million available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at September 30, 2002 was 6.7%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at September 30, 2002.

     The Company has also issued $25.5 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at September 30, 2002.

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

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the statement of operations. The Company paid $81,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the statement of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at September 30, 2002 is a liability of $1.1 million. The fair value recorded at the beginning of the quarter was a liability of $419,000. Accordingly, the change in fair value of this nonhedging derivative instrument is reflected as an expense during the quarter totaling $728,000.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them.

     (b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1 Certifications

(b)	Reports on Form 8-K.

None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC.

November 13, 2002 Date	By:	/s/ W. John Cash W. John Cash Senior Vice President, Chief Financial Officer

CERTIFICATIONS

I, Randall J. Fagundo, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Coin Merchandising, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c.     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Randall J. Fagundo Randall J. Fagundo Chief Executive Officer

I, W. John Cash, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Coin Merchandising, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c.     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a.     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ W. John Cash W. John Cash Chief Financial Officer

INDEX TO EXHIBITS

99.1	Certifications