Form 10-K
period 2002-12-31
AMERICAN COIN MERCHANDISING INC
filed 2003-03-28
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 0-26580

AMERICAN COIN MERCHANDISING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1093721 (IRS Employer Identification Number)

397 S. Taylor Avenue, Louisville, Colorado 80027
(Address of principal executive offices)
(Zip Code)

(303) 444-2559
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     Ascending Rate Cumulative Trust Preferred Securities, liquidation amount $10 per security

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

     As of March 24, 2003, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant’s common stock is held by non-affiliates of the registrant.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (   ) No (X)

AMERICAN COIN MERCHANDISING, INC.

Annual Report on Form 10-K

December 31, 2002

     Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties related to Shoppe performance and dependence on suppliers and foreign sourcing. These factors are more fully discussed later in this report under the heading “Risk Factors.” In addition, the Company’s results could also be affected by a number of other risks and uncertainties which are more fully discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

PART I

Item 1. Business

     American Coin Merchandising, Inc. (the “Company”) is the leading owner, operator and franchisor in the United States of coin-operated amusement vending equipment with more than 31,000 pieces of equipment on location. Over 14,600 of these machines are skill-crane machines (“Shoppes”) that dispense plush toys, watches, jewelry, novelties and other items. For up to 50¢ a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. The Company’s Shoppes are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, bingo halls, bars, warehouse clubs and similar locations (“Retail Accounts”) to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. The Company also places supplementary amusement vending equipment generally at existing Shoppe locations, including kiddie rides, bulk vending (novelty items, candy, gum, etc.) and video games.

     On March 17, 2003 the Company announced that it had agreed with Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc. (“Folz”) to merge the business of Folz into a wholly owned subsidiary of the Company by acquiring substantially all of the assets of Folz, pursuant to an Asset Purchase Agreement dated March 14, 2003. The agreement is subject to various conditions to closing.

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC). The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company’s common stock. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

Business Strategy

     The Company’s business strategy is to differentiate itself from traditional amusement vending operators and to strengthen its position as a leading owner and operator of amusement vending equipment in the U.S. The key elements of the Company’s business strategy are as follows:

Quality Products. The Company’s Shoppes offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. The plush toys offered in the Company’s Shoppes are made with 100% polyester fiberfill and high-grade outer covers and the watches include dependable movements. In addition, the Company’s Shoppes offer licensed products featuring recognizable characters (such as Disney and Looney Tunes characters), regional-based and theme-based items (such as Christmas and Easter items). All products offered in the Shoppes must adhere to the Company’s safety and quality standards.

Machine Appearance, Merchandise and Merchandising Techniques. The Company’s Shoppes are distinctively marked with the SugarLoaf logo and other signage that is readily identifiable with the Company in order to create brand recognition. In addition, the Shoppes are well lit and are cleaned and serviced regularly to maintain their attractive appearance. The Shoppes contain an appealing mix of products arranged by size, color, shape and type. Products with higher perceived value are prominently displayed, and the Company frequently incorporates new items into the merchandise mix to maintain the Shoppes’ fresh appearance. Management believes the Shoppes’ appearance and the Company’s merchandising techniques are important factors in gaining acceptance of the Company’s Shoppes by retailers.

Product Procurement and Company-Designed Product. The Company controls product cost by purchasing a significant portion of its products directly from manufacturers in large quantities and acquiring merchandise that has been discontinued or is subject to substantial “close-out” discounts. The Company also controls product cost by pre-packing products that it distributes to Company-owned offices and sells to its franchisees and non-franchisees for use in filling and merchandising the Shoppes. The Company believes that limited cost savings will be realized in 2003 as a result of the transition from its current fulfillment facility in Kent, Washington to a third party logistics center in Shanghai, China. See “Inventory Management and Distribution.” These pre-packed units include a predetermined mix or “recipe” of different types, sizes, shapes and colors of product, which achieve the Company’s merchandising objectives while also controlling average product cost. The Company is able to frequently introduce new product in its Toy Shoppes by designing a significant portion of the product and by purchasing licensed and other product from suppliers. Designing products at various price points furthers the Company’s objective of controlling product cost. See “Suppliers — Product.”

Vend Ratio and Revenue Management. The Company closely monitors the revenue per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company’s target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe’s display area, the number of products and the density of the products within the Shoppe. If a Shoppe’s weekly revenue consistently falls below the Company’s minimum weekly revenue goal, the Company will consider relocating the Shoppe.

Location Selection. The Company concentrates its sales efforts on placing Shoppes in Retail Accounts such as Wal-Mart, Kmart, Denny’s, Golden Corral, Shoney’s, Flying J Truckstop and Furrs Family Dining, which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See “Operations — Account Acquisition, Sales and Marketing.”

Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to large Retail Accounts.

Training. The Company conducts comprehensive training for new general managers through its “Sugarloaf University” program, which includes a five-day seminar and field training held at its corporate offices. It also provides operations manuals, training videos and other materials relating to office management and route merchandising to assure the achievement of the Company’s business objectives. See “Operations — Supervision, Training and Support.”

Shoppes

     The Company has sought to position its Shoppes as an entertaining way to “purchase” quality products. Management believes that the quality of the Shoppes’ products and the entertainment and amusement afforded by their skill-crane format have broad appeal to adults and adolescents. While skill-crane machines have been in operation for over 75 years, the Company has incorporated into its Shoppes several improvements and refinements. The Company increased the size of the Shoppes to enhance their visibility and to display and vend more products and created bright, distinctive signage, which is readily identifiable with the Company. The Company also added exterior lighting, brightened interior lighting and selected exterior colors of the machines to attract and focus customer attention on the products in the Shoppes. In addition, the Company has upgraded the Shoppes’ operating mechanisms to achieve consistency of play and reliability of performance.

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

     The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe features a play price of 50¢ and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 2002, the Company and its franchisees were operating 9,169 SugarLoaf Toy Shoppes.

     The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50¢ and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 2002, the Company and its franchisees were operating 2,501 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

     The SugarLoaf Bean Bag Shoppe. The SugarLoaf Bean Bag Shoppe features a play price of 50¢ and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 2002, the Company and its franchisees were operating 2,621 SugarLoaf Bean Bag Shoppes.

     The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50¢ and dispenses key-chains featuring NASCAR, bean bags, licensed items and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 2002, the Company and its franchisees were operating 1,229 SugarLoaf Stop Shoppes.

     The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25¢ and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. As of December 31, 2002, the Company and its franchisees were operating 398 SugarLoaf Fun Shoppes.

     The following chart indicates the number of certain Company-owned amusement vending equipment in operation at the indicated date:

	December 31, 2002		December 31, 2001		December 31, 2000

Type	Number	Percent	Number	Percent	Number	Percent

Toy Shoppes	8,246	42.3%	7,863	46.8%	7,580	47.6%
Treasure Shoppes	2,184	11.2	1,766	10.5	1,633	10.3
Bean Bag Shoppes	2,601	13.4	2,413	14.4	2,344	14.7
Stop Shoppes	1,229	6.3	1,079	6.4	1,058	6.6
Fun Shoppes	357	1.8	190	1.1	129	0.8

Total Shoppes	14,617	75.0	13,311	79.2	12,744	80.0
Video Games	2,559	13.1	2,087	12.4	1,792	11.3
Kiddie Rides	2,301	11.9	1,401	8.4	1,387	8.7

	19,477	100.0%	16,799	100.0%	15,923	100.0%

Operations

     Management believes that the Company’s operations program provides for efficient and cost-effective purchasing and distribution of product. In addition, the Company has a route-servicing system that facilitates the development of a good working relationship with location managers in regional and national chain accounts. During the third quarter of 2002, the Company distributed to its field organization electronic hand-held devices that are being used to collect and transmit to its centralized data base route management information system machine revenue and inventory utilization information, which was previously gathered using a paper-based process. The Company offers its franchisees the same training programs, product and machine purchasing programs used by the Company, and they are required to use substantially the same procedures, systems and methods the Company employs in its own operations.

     Retail Accounts. Currently, the Company’s Shoppes are located, in order of prevalence, in supermarkets, mass merchandisers, restaurants, bingo halls and bowling centers, bars and similar locations. The Company is focusing on placing Shoppes in national and regional Retail Accounts to take advantage of the regular customer traffic of these locations. The following chart identifies some of the Company’s Retail Accounts:

Mass Merchandisers	Supermarkets	Restaurants	Other

Wal Mart	Kroger	Denny’s	Truckstops of America
Kmart	Safeway	Ponderosa Steak House	Flying J Truckstop
	Fred Meyer Stores	Shoney’s, Inc.	Loves Truckstop
	Cub Foods	Golden Corral
Furr’s Family Dining

     The Company or its franchisees provide the Shoppes and pay certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 2002 generally ranged from 25% to 30%, depending on the dollar volume, number of Shoppes installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement vending equipment such as the Company’s Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

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

     Account Acquisition, Sales and Marketing. The Company has an integrated sales and marketing effort, with the primary objective of contributing to annual revenue growth through acquiring new customers and keeping existing customers. The Company identifies targeted channels and accounts within those channels through a disciplined annual planning process. Through this process, regional sales representatives and sales directors develop call plans, channel penetration objectives, and annual sales goals. The Company further segments its sales efforts with a key account group responsible for its largest customers and by assigning management personnel to individual accounts as their corporate account. The assignment of accounts to individuals is intended to reduce turnover within our existing account base.

     Local offices pursue sales opportunities assisted by sales and marketing materials developed by corporate as well as with assistance from regional sales representatives, sales directors, key account personnel, and senior management. This approach expands the company’s ability to secure new locations.

     Marketing pursuits are integrated with selling efforts. The Company has embarked upon a four pronged marketing program: (i) obtaining consumer information within the amusement vending category, (ii) an educational process within targeted channels concerning the benefits of amusement vending to targeted customers, (iii) development of case studies detailing the interaction of multiple crane placements, price value initiatives, and use of increased licensed products, and (iv) maintenance of awareness and visibility through the attendance of trade and customer vendor shows.

     As of December 31, 2002, the Company had installed more than 12,209 amusement vending machines in 1,605 Wal-Mart stores nationwide. The Company’s largest account, Wal-Mart accounted for approximately 41.9% of total revenue in 2002. In March 2000, the Company signed a new three-year agreement with Safeway that designates the Company as Safeway’s principal operator of skill-cranes through April 1, 2003. As of December 31, 2002, the Company and its franchisees had installed more than 936 amusement vending machines in 578 Safeway stores nationwide. In May 2000, the Company signed a new four-year agreement with Denny’s that designates the Company as Denny’s exclusive skill-crane operator for its company-owned restaurants through June 30, 2005. As of December 31, 2002, the Company and its franchisees had installed 561 Shoppes in company-owned Denny’s restaurants nationwide. Other than Wal-Mart, no account represented 10% or more of the Company’s total revenue in 2002.

     The Company and its franchisees compete for limited sites within accounts with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines, ATM machines and coin counting and redemption equipment. Competition for such sites is based primarily on the quality of the program and the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company’s amusement vending equipment compares favorably to that of competing uses for available sites within retail locations.

     Other Vending. The Company has introduced new types of complementary amusement vending machines at existing Shoppe locations which management believes will expand the potential customers for the Company. As of December 31, 2002, the Company and its franchisees had 2,318 kiddie rides installed in Retail Accounts nationwide. As of December 31, 2002, the Company and its franchisees had 11,640 pieces of bulk vending equipment in operation. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. As of December 31, 2002, the Company and its franchisees had 2,574 simulator and traditional video games in operation. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company’s existing national distribution and service network.

     Supervision, Training and Support. The Company’s division vice presidents are primarily responsible for hiring and training the Company’s general managers and for on-going support and supervision of the Company’s field offices.

     Each Company field office is managed by an area general manager or general manager who is responsible for the management of the office, including inventory management, and training and monitoring route merchandisers. The Company has developed a comprehensive training program for area general managers, general managers and franchisees covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The area general managers and general managers attend training programs and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company’s area general managers and general managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See “Employees.”

     Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company’s Shoppes and other amusement vending equipment. The Company’s route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of 10 to 33 locations, depending upon volume, which are visited and serviced two to ten times per week. The route merchandiser cleans and services the Shoppe, takes inventory of the Shoppe, replaces product as needed, monitors the Vend Ratio and arranges the product within the Shoppe in accordance with the Company’s merchandising techniques. The route merchandiser records the number of units of product placed in the Shoppes and the number of plays for both Shoppes and other amusement vending equipment from nonresettable meters. This paper-based process is being transitioned to an electronic based process with the introduction of hand-held devices that are being used to collect and transmit machine revenue and inventory utilization information. The meter readings are subsequently reconciled against actual collections. The Company is also in the early development stage of an infrared device that will be attached to its vending equipment allowing the hand-held devices to electronically read the meter readings that are currently entered manually into the hand-held devices. All collections are delivered to and verified by another employee at the field office for deposit.

     Inventory Management and Distribution. The Company’s distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. Plush toys are sourced principally from six Chinese manufacturers. After the plush is procured from the Company’s suppliers, it is shipped to a third party logistics center in Shanghai, China where it is sorted and pre-packed. The pre-packing of the Company’s other products will transition from Kent, Washington to Louisville, Colorado during April 2003. During the second quarter of 2003, the Company plans to transition to direct shipments from the distribution center in Shanghai, China and its pre-pack operation in Louisville, Colorado to regional distribution centers in Atlanta, Georgia; Allentown, Pennsylvania; Chicago, Illinois, Dallas; Texas; Ontario, California; and Seattle, Washington. There can be no assurance these changes in the Company’s distribution operations will be successful in reducing the Company’s costs or will not result in disruption to the supply of the Company’s products. A disruption in the supply of the Company’s products would have a material adverse effect on the Company’s business and results of operations. The Company communicates appropriate product mix requirements to its warehouse employees on a weekly basis. Pre-packed product units are then shipped to Company field offices and franchises on a weekly basis.

     At December 31, 2002, the Company was operating in 49 states through a national network of 35 offices. The field offices average approximately 4,138 square feet and comprise a small office area and a warehouse area where out-of-service Shoppes and other amusement vending equipment are repaired and product inventory is maintained. Part of the route merchandisers’ daily route servicing responsibilities is to distribute product to Shoppes. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company-owned and franchise offices to service a greater number of Shoppes without a commensurate increase in warehouse space and significantly reduces the time general managers and franchise personnel spend on inventory management. The establishment of the six regional distribution centers will result in a reduction in the Company’s warehouse space and provide efficiencies in the utilization of inventory.

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

     During the third quarter of 2002, the Company distributed to its field organization electronic hand-held devices that are being used to collect and transmit to its centralized data base route management information system machine revenue and inventory utilization information, which were previously gathered using a paper-based process. The Company is also in the early development stage of an infrared device that will be attached to its vending equipment allowing the hand-held devices to electronically read the meter readings that are currently entered manually into the hand-held devices.

     Shoppe Production. During the first half of 2002, the Company relocated its machine repair and refurbishment facility to Lecanto, Florida to focus on the refurbishment and redeployment of its existing base of Shoppes. During 2002, 387 Toy Shoppe and Fun Shoppe units were refurbished and redeployed to operating offices. During the third quarter of 2002, the Company acquired certain of the operating assets, including trademarks, and hired certain key production employees of its principal supplier of Shoppes to begin the process of producing new Shoppes for the Company’s internal placement requirements as well as sales to outside third parties. During 2002, the Company produced and deployed 161 new Shoppes to operating offices.

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

Suppliers

     Product. The Company maintains a purchasing and development staff at its corporate headquarters and contracts with foreign and domestic manufacturers and outside vendors for its supply of products. The SugarLoaf Toy Shoppes offer a combination of Company-designed products that are manufactured to the Company’s specifications and “off the shelf” products available from foreign manufacturers and third-party vendors. Since 1988, all Company-designed toys have been manufactured to its specifications by foreign manufacturers. Currently, the Company relies on multiple manufacturers in China to produce its custom designs, each of whom has the capability to produce a range of the toys required by the Company. Decisions regarding the choice of manufacturer are based on price, quality of workmanship, reliability and the ability of a manufacturer to meet the Company’s delivery requirements.

     Shoppes. The Company believes that sufficient capacity will be available in 2003 to produce sufficient quantities of Shoppes to meet its internal and external placement demands. See “Operations # Shoppe Production.” The Company historically has purchased Shoppes from three principal approved crane manufacturers. Management believes that suitable skill-crane machines are available from a number of domestic and foreign manufacturers.

Franchise Relations

     As of December 31, 2002, the Company had franchise agreements in effect with 8 franchisees covering 11 territories in the U.S. covering, in the aggregate, 1,301 pieces of amusement vending equipment. The Company does not currently intend to grant any additional franchises. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee’s proposed transfer of such business rights or interests.

Competition

     The Company competes with a number of regional and local operators of amusement vending equipment. Many of these competitors are engaged in aggressive expansion programs, several have begun their own programs of consolidation trying to establish needed scale, and the Company has experienced and expects to continue to experience intense competition for new locations. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company’s amusement vending equipment also competes with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites in retail locations. There can be no assurance that the Company will be able to maintain its current sites in retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company’s business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with supermarkets, mass merchandisers and other venues targeted by the Company to compete readily with the Company in certain markets.

Intellectual Property

     The Company has no patents or patent applications pending and relies primarily on a combination of trademark, trade dress and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including “Shoppe,” “SugarLoaf,” “Sugar Loaf,” “Toy Shoppe,” “Treasure Shoppe,” “Fun Shoppe,” “Shoppe of Stickers” and “Kid Shoppe.” In addition, the Company claims common law trademark protection for the mark “A Test of Skill,” “ACMI,” “American Coin,” “American Coin Merchandising,” and various ones of its logos and symbols. The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company’s franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s amusement vending equipment and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company believes it has significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company’s proprietary rights.

Government Regulation

     The Company’s business is subject to federal, state and local regulations relating to product labeling and safety, coin-operated games and franchising. The Federal Hazardous Substances Act, as amended by the Child Protection Act of 1966, the Child Protection and Toy Safety Act of 1969, the Toy Safety Act of 1984 and the Child Safety Protection Act of 1994 requires the labeling of articles that bear or contain a hazardous substance as defined in such statutes. In addition, the Consumer Product Safety Commission may, under these statutes, ban from the market toys or other articles intended for use by children which contain hazardous substances or present a public health or safety hazard, and require the repurchase and reimbursement of certain expenses by the manufacturer of such banned toys or other articles.

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

Insurance

     The Company carries property, liability, workers’ compensation and directors and officers liability insurance policies, which it believes are customary for businesses of its size and type. However, there can be no assurance that the Company’s insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates. The Company may be subject to claims for personal injuries resulting from the use of its Shoppes or from products and other merchandise dispensed from the Shoppes. To date, the Company has not experienced any material product liability claims or costs, and it currently maintains product liability insurance that it believes to be adequate. The Company’s product liability insurance coverage is limited, however, and there can be no assurance that such insurance would adequately cover future product liability costs or claims.

Employees

     As of February 28, 2003, the Company had a total of 751 employees, including 50 employees at its headquarters in Louisville, Colorado. None of the Company’s employees are represented by labor unions or are covered by any collective bargaining contract. Management believes it has a good relationship with the Company’s employees.

     Generally, each of the Company’s field offices employ approximately 10 to 45 persons, including a general manager, an office assistant and an adequate number of route merchandisers to properly service the Company’s Shoppes and other amusement vending equipment and equipment service managers. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The area general managers oversee the operations of certain Company field offices and report directly to the Company’s division vice presidents.

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

Item 2. Properties

     The Company’s principal executive offices and a field operating office are located at 397 S. Taylor Avenue, Louisville, Colorado where the Company occupies approximately 31,000 square feet of office and warehouse space under a lease that expires February 28, 2013. The Company’s fulfillment warehouse in Kent, Washington occupies approximately 106,000 square feet under a lease that expires August 31, 2003. The Company’s machine repair and refurbishment facility in Lecanto, Florida occupies approximately 24,900 square feet under a lease that expires January 14, 2008. The Company also is a party to 51 other leases which are used for office and warehouse space which average approximately 4,100 square feet, provide for monthly rental payments ranging from $450 to $5,440 and expire at various times over the period April 30, 2002 to May 31, 2006.

Item 3. Legal Proceedings

     As of March 24, 2003, the Company was not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is no longer publicly traded. As of March 24, 2003, ACMI Holdings, Inc. owns all of the Company’s outstanding common stock. The Company has not declared or paid a cash dividend on its common stock. The payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend on the earnings, capital requirements, and restrictions in current and future debt agreements, credit agreements and operating and financial condition of the Company, among other factors.

Item 6. Selected Financial Data

     The selected financial data set forth below has been derived from the consolidated financial statements of the Company. Periods following the month ended January 31, 2002 reflect the Company’s results of operations following its acquisition by ACMI Holdings, Inc. See “Business.”

	Successor	Predecessor

	Eleven	One
	Months	Month
	Ended	Ended
	December 31,	January 31,
	2002	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue:
Vending	$131,237	$10,880	$139,670	$127,076	$115,835	$92,854
Franchise and other	2,100	199	2,257	2,681	4,630	4,857

Total revenue	133,337	11,079	141,927	129,757	120,465	97,711

Cost of revenue:
Vending	98,747	8,581	104,758	93,315	84,997	66,070
Franchise and other	547	192	1,921	1,936	3,104	3,108

Total cost of revenue	99,294	8,773	106,679	95,251	88,101	69,178

Gross profit	34,043	2,306	35,248	34,506	32,364	28,533
General and administrative expenses	23,152	3,713	26,518	25,080	25,668	19,413
Write off of costs in excess of assets acquired, severance and other costs	—	—	—	—	7,536	—

Operating earnings (loss)	10,891	(1,407)	8,730	9,426	(840)	9,120
Interest expense, net	10,408	390	6,127	7,775	6,866	3,368
Change in fair value of interest rate collar	1,429	—	—	—	—	—

(Loss) earnings before income taxes and extraordinary loss	(946)	(1,797)	2,603	1,651	(7,706)	5,752
Income tax benefit (expense)	359	683	(989)	(627)	3,200	(1,854)

(Loss) earnings before extraordinary loss	(587)	(1,114)	1,614	1,024	(4,506)	3,898
Extraordinary loss on debt refinancing, net of income tax benefit	—	(1,071)	—	(165)	—	—

Net (loss) earnings	$(587)	$(2,185)	$1,614	$859	$(4,506)	$3,898

Basic (loss) earnings per share		$(0.33)	$0.25	$0.13	$(0.70)	$0.60
Diluted (loss) earnings per share		$(0.33)	$0.24	$0.13	$(0.70)	$0.58
Basic weighted average common shares		6,545	6,526	6,493	6,475	6,467
Diluted weighted average common shares		6,545	6,729	6,493	6,475	6,713

	2002		2001	2000	1999	1998

Balance Sheet Data:
Working capital	$6,067		$3,651	$691	$9,367	$9,235
Total assets	136,373		103,362	107,907	104,134	111,782
Short-term debt and current portion of long-term debt	4,718		7,700	7,233	2,463	2,155
Long-term debt, excluding current portion	79,593		37,276	44,224	50,230	50,310
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,974		15,644	15,593	15,542	15,492
Total stockholders’ equity	28,042		31,763	30,089	29,154	33,648
Number of Shoppes:
Company operations	14,617		13,311	12,744	11,186	10,671
Franchise operations	1,301		1,457	1,724	1,878	1,998

Total	15,918		14,768	14,468	13,064	12,669

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the eleven months ended December 31, 2002 have been combined with the operating results for the one-month ended January 31, 2002. The combined Company results for the year ended December 31, 2002 are compared to the comparable periods in 2001 and 2000. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accounting principles generally accepted in the United States of America.

General

     The Company and its franchisees own and operate coin-operated amusement vending equipment with more than 31,000 pieces of equipment on location. Over 14,600 of these machines are Shoppes that dispense plush toys, watches, jewelry, novelties and other items. The Company’s Shoppes are placed in Retail Accounts and similar high traffic locations and the Company typically pays 25-30% of gross revenue to the location owner as a location commission. The Company has also introduced new types of supplementary vending and amusement machines at existing Shoppe locations. At December 31, 2002, the Company was operating in 49 states with a national network of 35 offices and there were 8 Company franchisees operating in 11 territories in the United States. The Company sells product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees’ gross machine revenue.

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC). The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company’s common stock. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

     For the year ended December 31, 2002, approximately 85% of the Company’s revenue and gross profit were derived from Company-owned Shoppes. The Company’s revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company’s business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using amusement vending equipment and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

     Franchise and other revenue represents the Company’s percentage of gross vending revenue generated by Shoppes owned and operated by franchisees, as well as product sold to the franchisees and non-franchisee customers. Product sold to the franchisees and non-franchisee customers consists of goods to vend in Shoppes. The Company anticipates that franchise and other revenue will increase over 2002 levels with the third party sale of skill-cranes and kiddie rides.

     The Company anticipates a positive financial impact related to three initiatives implemented by the Company during 2002 dealing with (i) the transfer of the Company’s fulfillment facility in Kent, Washington to a third party logistics center in Shanghai, China, (ii) the introduction of hand-held devices to the Company’s route merchandisers and (iii) the internal production of skill-cranes during 2003. However, there can be no assurance that such positive financial impact will occur at all, and if it does occur that it will have a material beneficial impact on the Company’s financial performance. There may be unforeseen problems with these initiatives that have a negative impact on the Company’s financial results.

Results of Operations

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Revenue

     The Company’s total revenue increased 1.8% from $141.9 million in 2001 to $144.4 million in 2002. Vending revenue increased $2.4 million or 1.8% in 2002 to $142.1 million, primarily as a result of an 11.0% increase in the average number of amusement vending equipment in use during 2002, over the average number of amusement vending equipment in use during 2001. The impact of increased amusement vending equipment in use during 2002 was offset by lower weekly skill crane averages in 2002 compared to 2001. The 2002 amusement vending equipment in use was also effected by the acquisition of a kiddie ride company in September 2002.

     Franchise and other revenue were consistent compared with 2001; however, the Company expects other revenue to increase in the future with the third party sale of skill-cranes and kiddie rides.

Cost of Revenue and Gross Profit

     The cost of vending operations increased $2.6 million in 2002 to $107.3 million. The vending operations’ contribution to 2002 gross profit of $34.8 million is comparable to gross profit from vending operations realized in 2001. The vending gross profit achieved in 2002 was 24.5% of vending revenue, which represents a .5 percentage point decrease from the gross profit percentage achieved in 2001. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2002 was 33.4% of vending revenue, which is .2 percentage points lower than in 2001. The decrease in vending gross profit and cash gross profit is primarily attributable to higher direct labor and leased equipment expense. The cash vending gross profit achieved during the fourth quarter of 2002 was 34.0%, which is .1 percentage points lower than the comparable period in 2001.

     Gross profit on franchise and other revenue in 2002 increased to $1.6 million, or 67.9% of franchise and other revenue, which is 53.0 percentage points higher than the gross margin achieved in 2001. The increase in gross margin as a percentage of franchise and other revenue resulted primarily from lower freight-in costs associated with inbound inventory purchases.

Operating Expense

     General and administrative expenses including depreciation and amortization were 18.6% of revenue, which is .1 percentage points lower than in 2001. General and administrative expenses for the year ended December 31, 2002 include transaction related costs of approximately $2.2 million partially offset by the discontinuance of cost in excess of assets acquired amortization and tighter control on discretionary spending during the year.

Operating Earnings

     Operating earnings in 2002 were $9.5 million or 6.6% of total revenue as compared to operating earnings of $8.7 million in 2001 or 6.2% of total revenue. The increase in operating results is primarily attributable to tighter control on discretionary spending offset by transaction related costs.

Non Operating Income (Expense)

     Interest expense increased $4.7 million to $10.8 million in 2002 as compared to 2001. The Company’s interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Change in Fair Value of Interest Rate Collar

     The change in fair value on this interest rate collar totaled $1.4 million in 2002. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses separately on its consolidated statement of operations.

Extraordinary Loss

     The extraordinary loss of $1.1 million, net of tax benefits, relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The extraordinary loss results from the write-off of loan origination fees related to the previous credit facility.

Net Earnings and Earnings Per Share

     The net loss for the year ended December 31, 2002 was $2.8 million, as compared to net earnings of $1.6 million for 2001. The net loss results primarily from transaction related costs, increased interest expense, changes in the fair value of the interest rate collar and the extraordinary loss resulting from the refinancing of the Company credit facility.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

Revenue

     The Company’s total revenue increased 9.4% from $129.8 million in 2000 to $141.9 million in 2001. Vending revenue increased $12.6 million or 9.9% in 2001 to $139.7 million, primarily as a result of a 7.1% increase in the average number of amusement vending equipment in use during 2001, over the average number of amusement vending equipment in use during 2000.

     Franchise and other revenue decreased $424,000 or 15.8% in 2001 as compared to 2000, due to the acquisition of a franchise during the second quarter of 2001.

Cost of Revenue and Gross Profit

     The cost of vending operations increased $11.4 million in 2001 to $104.8 million. The vending operations’ contribution to 2001 gross profit increased to $34.9 million, which represents a 3.4% increase over gross profit from vending operations realized in 2000. The vending gross profit achieved in 2001 was 25.0% of vending revenue, which represents a 1.6 percentage point decrease from the gross profit percentage achieved in 2000. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2001 was 33.6% of vending revenue, which is .9 percentage points lower than in 2000. The decrease in cash vending gross profit is primarily attributable to higher location payments. The cash vending gross profit achieved during the fourth quarter of 2001 was 34.1%, which is .8 percentage points lower than the comparable period in 2000.

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

Operating Expense

     General and administrative expenses including depreciation and amortization as a percentage of revenue for 2001 decreased to 18.7%, as compared to 19.3% of revenue in 2000. The decrease in general and administrative expenses, as a percentage of revenue, resulted primarily from tighter control on discretionary spending during the year.

Operating Earnings

     Operating earnings in 2001 were $8.7 million or 6.2% of total revenue as compared to operating earnings of $9.4 million in 2000 or 7.3% of total revenue. The decrease in operating results is primarily attributable to increased location payments and placement fees.

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

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, as discussed in Note 3 in the accompanying consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

Property and Equipment

     Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs, unless they increase the life or utility of the equipment, are charged to expense as incurred. Vending machines are depreciated using the straight-line method over estimated useful lives ranging from three to ten years, which may be different from actual expense.

Valuation of Long-lived and Intangible Assets and Costs in Excess of Assets Acquired

     The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Costs in excess of assets acquired are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

     When the Company determines that the carrying value of costs in excess of assets acquired and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model.

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

Liquidity and Capital Resources

     The Company’s primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company’s credit facilities and issuances of its equity securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

     Net cash provided by operating activities was $5.2 million, $15.8 million and $23.4 million in 2002, 2001 and 2000, respectively. The decline in 2002 net cash provided by operating activities results primarily from the fees and expenses associated with refinancing the Company’s credit facility during the first quarter of 2002. The Company anticipates that cash will continue to be provided by operations as additional skill-crane machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $12.1 million, $7.6 million and $18.1 million in 2002, 2001 and 2000, respectively. Capital expenditures amounted to $8.0 million, $4.9 million and $15.6 million in 2002, 2001 and 2000, respectively, of which $7.3 million, $4.0 million and $15.0 million were used for the acquisition of amusement vending equipment. The acquisition of franchisees and others used $1.5 million and $273,000 in 2002 and 2001, respectively.

     Net cash provided by financing activities was $7.0 million in 2002. Net cash used in financing activities was $7.0 million and $3.0 million in 2001 and 2000, respectively, and consisted primarily of borrowings and payments on the Company’s credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc., and the repayment of the Company’s previous credit facility and other debt obligations.

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at December 31, 2002, there was approximately $6.3 million outstanding, a $670,000 letter of credit and $151,000 available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at December 31, 2002 was 6.1%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at December 31, 2002.

     The Company has also issued $25.8 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at December 31, 2002.

     The Company has noncancelable commitments for operating leases, debt and an employment contract. These commitments expire at various times over the next five years. Future minimum commitments as of December 31, 2002 are as follows (in thousands):

						2008 and
Year Ending December 31,	2003	2004	2005	2006	2007	thereafter	Total

Operating leases	$2,883	$1,942	$1,583	$964	$497	$1,602	$9,471
Long-term debt (not including interest)	4,718	5,371	6,073	6,036	29,199	32,914	84,311
Employment contract	300	325	—	—	—	—	625

     The Company’s long-term debt as described above has materially changed since December 31, 2001 due to the acquisition of the Company by ACMI Holdings, Inc. and the Company’s incurrence of additional debt in the form of the $65.0 million senior secured credit facility and $25.0 million of senior subordinated notes.

     The Company may use a portion of its capital resources to effect acquisitions of franchisees. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds expected to be generated from operations and borrowings available under its credit facility and the Company’s ability to negotiate additional and enhanced credit agreements will be sufficient to meet the Company’s foreseeable operating and capital expenditure needs for the next twelve months. The Company’s liquidity through operating cash flows is subject to multiple risks associated with the Company’s operations including fluctuations in Shoppe performance, management of growth, payment of the Company’s indebtedness, dependence upon major accounts and competition, among others. The section entitled “Risk Factors” beginning on page 20 sets forth several of the risks associated with the Company’s operations and is incorporated herein by reference.

     On March 17, 2003 the Company announced that it had agreed with Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc. (“Folz”) to merge the business of Folz into a wholly owned subsidiary of the Company by acquiring substantially all of the assets of Folz, pursuant to an Asset Purchase Agreement dated March 14, 2003. The agreement is subject to various conditions to closing.

     As required under the Company’s current credit facility, on March 28, 2002 the Company entered into an interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount is $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate.

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the consolidated statement of operations. The Company paid $148,000 during the year since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the consolidated statement of operations for the eleven months ended December 31, 2002. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at December 31, 2002 is a liability of approximately $1.2 million.

Impact of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also requires expected future operating losses from discontinued operations to be recognized in the periods in which the losses are incurred, which is a change from the current requirement of recognizing such operating losses as of the measurement date. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in 2002, which did not have a material impact on the Company’s financial results.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company’s financial results.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. SFAS No. 146 is not expected to have a material impact on the Company’s financial results.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether or not it will adopt the fair value based method, and accordingly has not determined the impact that this standard will have on its financial position or results of operations. The Company has adopted the expanded disclosure provisions of SFAS No. 148 in these financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The Company is required to apply the provisions of Interpretation No. 45 to exit or guarantees that are initiated or modified after December 31, 2002. The adoption of this standard is not expected to will not have a material impact on the Company’s financial position or results of its operations. This statement also requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations. The Company has adopted these disclosure requirements in its financial statements for the year ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 45 to variable interest entities created after January 31, 2003. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of its operations.

Risk Factors

     This report contains forward-looking statements. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

     Shoppe Performance. A primary key to the financial success of the Company is the weekly revenue generated per Shoppe, which has a history of fluctuating. The Company has attributed some of this fluctuation to the effectiveness of its product mix and has taken steps to address this problem; however, there can be no assurance that such efforts will continue to have a positive impact on the performance of the Shoppes. The average weekly revenue generated per Shoppe may decline or fluctuate in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Growth and Management of Growth. The Company has recently experienced growth. There can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes in Retail Accounts as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional Retail Accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. The Company, its franchisees and their suppliers also may be unable to place and adequately service additional Shoppes, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company’s growth has placed, and is expected to continue to place significant demands on all aspects of the Company’s business, including Shoppe servicing, merchandising, financial and administrative personnel and systems. The Company’s future operating results are substantially dependent upon the ability of the Company’s officers and key personnel to manage anticipated growth and increased demand effectively; to attract, train and retain additional qualified personnel; and to implement and improve technical, service, administrative, financial control and reporting systems. Either deterioration in Shoppe performance or the Company’s failure to manage growth effectively could adversely and materially affect the Company’s business, financial condition and results of operations.

     Integration of Acquisitions. The Company intends to acquire other businesses in the future. Acquisitions are likely to place, a significant strain on the Company’s managerial, operating, financial and other resources. The Company’s future performance will depend, in part, upon its ability to integrate its acquisitions effectively, which will require that the Company implement additional management information systems capabilities, further develop its operating, administrative and financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations, and hire and train additional personnel. Failure by the Company to develop adequate operational and control systems or to attract and retain additional qualified management, financial, sales and marketing and customer care personnel could materially adversely affect the Company’s ability to integrate the businesses it acquires. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of its acquisitions and the integration of the businesses it has acquired, the process of consolidating the businesses and implementing integrations, even if successful, may take a significant period of time, will place a significant strain on the Company’s resources and could subject the Company to additional expenses during the integration process. Furthermore, the Company’s performance will depend on the internal growth generated through acquired operations. As a result, there can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under its revolving credit facility for a number of purposes, including future acquisitions of franchisees. Further use of funds from the credit facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders’ equity and cash flow available for debt service. As a result of the issuance of the Ascending Rate Cumulative Trust Preferred Securities and the amount the Company owes pursuant to its senior secured facilities and senior subordinated notes, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company’s operating cash flow will be sufficient to meet its debt service obligations under its senior secured facilities. The Company’s leverage also could limit its ability to effect future financings or may otherwise restrict the Company’s operations and growth.

     Trade Relations and Dependence on Major Accounts. The Company’s largest account, Wal-Mart, accounted for approximately 42% of total revenue in 2002. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes and other amusement vending equipment placed at such accounts, for any reason, could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Competition. The Company competes with a number of regional and local operators of skill-crane machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations and acquisition candidates. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company’s amusement vending equipment also competes with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites within retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company’s business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with Retail Accounts targeted by the Company to compete readily with the Company in certain markets.

     Dependence on Suppliers and Foreign Sourcing. Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. During 2003, the Company is also transitioning its product fulfillment operations to a third party distribution center in Shanghai, China. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. Among other things, the loss of China’s “most favored nation” status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company also could be affected by labor strikes in the sea shipping, trucking and railroad industries, all of which the Company utilizes to varying degrees. Although the Company believes that alternative means of transportation would be available for its products in the event of a labor strike affecting a particular mode of transportation, such a disruption could increase the Company’s transportation costs and thereby reduce its profit margins in a particular period.

     Seasonality and Variability of Results. The financial performance of amusement vending equipment is substantially dependent on the level of retail traffic at a particular location. Accordingly, the business, financial condition and results of operations of the Company can be materially and adversely affected by factors that reduce retail traffic at such locations. These include numerous factors beyond the Company’s control such as weather, labor strikes and other disruptions of the business at Retail Accounts and local and national business and economic conditions. The Company’s results are also linked to seasonal increases in foot-traffic at Retail Accounts, and disruptions of past trends, including traditional increases during holiday seasons, could decrease the Company’s revenue. As a result, the Company’s operating results may vary significantly over time. Accordingly, period-to-period comparisons of its results of operations are not necessarily meaningful and the Company’s past results should not be relied upon as an indication of future performance.

     Changing Consumer Trends; Technological Innovations. Consumer preferences are constantly changing and difficult to predict, and consumer interest in the Company’s Shoppes or the products dispensed could decline suddenly or other prize-dispensing equipment or amusement devices could replace the Shoppes in consumer preference. The Company’s success will depend in part on its ability to offer new and appealing products and on the continuing appeal of its Shoppes’ skill-crane format in both existing markets and in new markets into which the Company may expand. There can be no assurance that the use of skill-crane machines and the Company’s operating results will not be adversely affected by changing consumer trends. The Company’s business also is susceptible to advances in the design and manufacture of skill-crane machines and other vending technology. The Company’s failure to anticipate or respond adequately to such technological changes could adversely affect the Company’s business and results of operations.

     Dependence on Key Employees. The Company’s success to date has been dependent in part upon the efforts and abilities of Randall J. Fagundo (its Chief Executive Officer and President), W. John Cash (its Senior Vice President, Chief Financial Officer, Treasurer and Secretary), Robert A. Kaslon (its Senior Vice President of Merchandising) and certain other key personnel. The Company’s continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. The Company does maintain “key man” insurance on Randall J. Fagundo. In addition, executives or other employees with knowledge of the Company’s operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     As described above, the Company entered into an interest rate collar instrument for 50% of the principal amount of the term debt outstanding or a notional amount of $27,500,000 for a three-year period ending March 31, 2005. If the 3 month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $66,000 per year.

Item 8. Financial Statements and Supplementary Data

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning the directors and executive officers of the Company as of March 24, 2003:

		Principal Occupation/
Name	Age	Position Held with the Company

William F. Dawson Jr.	38	Partner, Wellspring Capital Management LLC, Chairman of the Board of Directors
Randall J. Fagundo	43	President, Chief Executive Officer and Director
Greg S. Feldman	46	Managing Partner, Wellspring Capital Management LLC and Director
Pericles Navab	35	President, Cadigan Investment Partners, Inc. and Director
Bruce W. Krysiak	52	Chairman, EDABB, Inc. and Director
W. John Cash	55	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Robert A. Kaslon	38	Senior Vice President of Merchandising

     William F. Dawson, Jr. has served as Chairman of the Board since February 2002. Mr. Dawson has been employed by Wellspring Capital Management LLC, a private equity firm, since May 2001. Mr. Dawson was employed by Whitney & Co., an investment management firm, where he served as Managing Director from May 2000 to April 2001. Prior to Whitney & Co., Mr. Dawson was employed by Donaldson, Lufkin & Jenrette, Inc., an investment banking firm, from September 1991 to April 2000.

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

     Pericles Navab, has served as a director since February 2002. Mr. Navab is the founder and president of Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC), an investment firm specializing in management buyouts. Prior to Cadigan, Mr. Navab was a Principal at Arena Capital Partners, LLC, an investment holding company, from January 1999 to December 2000. Previously, Mr. Navab was a Principal at GarMark Partners, a private investment firm, from August 1996 to December 1998.

     Bruce W. Krysiak, has served as a director since February 2002. Mr. Krysiak has served as Chairman of EDABB, Inc., an investment firm, for ten years and Executive Partner with Arena Capital Partners, LLC, since October 1999. From April 1998 to March 1999, Mr. Krysiak served as the President, Chief Operating Officer and a director of Toys “R” Us, Inc. (NYSE:TOY), a toy retailing company. From January 1997 until April 1998, Mr. Krysiak served as the President and Chief Operating Officer of Dollar General Corporation (NYSE:DG), a large retail merchandise company, and from April 1995 until May 1996 he served as Chief Operating Officer of the Circle K Corporation, a convenience store operator.

     W.  John Cash, has served as Senior Vice President since January 1999, Secretary since June 1999 and Chief Financial Officer since July 1995. Prior to joining the Company he was Vice President and Chief Financial Officer of Kasler Holding Company, a diversified construction company, from May 1991 to March 1995. From July 1984 to April 1991, Mr. Cash served as a partner of KPMG LLP.

     Robert A. Kaslon, has served as a Senior Vice President since May 1999. Mr. Kaslon served as Vice President of Operations from May 1997 to May 1999. From May 1994 to May 1997 Mr. Kaslon served as Director of Operations and Franchisee Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. On February 12, 2002, the Company filed a Form 15 to terminate the registration of its equity securities under the 1934 Act.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Compensation of Directors

     Non-employee directors of the Company do not receive annual cash compensation; however the Company does reimburse for their reasonable out-of-pocket expenses related to attendance at Board meetings. See “Certain Relationships and Related Transactions.”

Summary Compensation Table

     The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its two other most highly compensated executive officers for the year ended December 31, 2002 (the “Named Executive Officers”):

				Long-Term
				Compensation
		Annual		Awards
		Compensation
				Securities
		Salary	Bonus	Underlying	All Other
Name and Principal Position	Year	($)(1)	($)(2)	Options (3)	Compensation $(4)

Randall J. Fagundo	2002	250,000	89,730	—	8,188
President and Chief Executive	2001	250,000	129,398	—	8,742
Officer	2000	230,733	—	125,000	7,236
W. John Cash	2002	150,000	28,653	—	7,722
Senior Vice President, Chief	2001	150,000	37,471	—	7,150
Financial Officer, Treasurer and	2000	145,222	—	50,000	6,979
Secretary
Robert A. Kaslon	2002	110,000	23,347	—	7,716
Senior Vice President of	2001	103,333	36,434	—	7,513
Merchandising	2000	90,000	21,039	5,000	6,708

(1)	Includes amounts deferred pursuant to Sections 401(k) and 125 of the Internal Revenue Code of 1986, as amended.

(2)	Represents bonus earned during 2000 and paid in 2001 and the 2000 bonus was earned and paid during 2000.

(3)	Pursuant to the terms of the Agreement and Plan of Merger, the options were exercised as of February 11, 2002 and the Named Executive Officers received the difference between $8.50 and the exercise price of the options.

(4)	Includes value of Company provided automobile, health insurance premiums paid by the Company and funds contributed by the Company as matching contributions to the Named Executive Officers’ 401(k) Plan account.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

     The following table shows for the fiscal year ended December 31, 2002 certain information regarding options exercised and held at year-end by the Named Executive Officers:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options	Options at
	Shares		at 12/31/02	12/31/02
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)(1)	Unexercisable(#)	Unexercisable($)

Randall J. Fagundo	275,000	1,259,375	None	None
W. John Cash	70,000	373,750	None	None
Robert A. Kaslon	8,000	38,285	None	None

(1)	Pursuant to the terms of the Agreement and Plan of Merger, the options were exercised as of February 11, 2002 and the Named Executive Officers received the difference between $8.50 and the exercise price of the options.

Employment Agreement

     The Company entered into an employment agreement with its Chief Executive Officer and President, Randall J. Fagundo (the “Executive”) as of December 1, 2000. The employment agreement was amended on July 31, 2001 and further amended and restated on September 30, 2002 (the “Employment Agreement”). The term of the Employment Agreement runs through December 31, 2004 and is subject to automatic extension for successive one-year periods unless either party provides 90 days written notice of such party’s election not to extend the term. Under the Employment Agreement, Mr. Fagundo’s annual base salary for 2002 was $275,000. Mr. Fagundo’s annual base salary increased to $300,000 on January 1, 2003. The Employment Agreement further provides that Mr. Fagundo’s salary will be increased to $325,000 on January 1, 2004. Upon the achievement of certain performance goals as established by the Company’s Board of Directors, the Executive is also entitled to receive at the end of each calendar year an annual bonus in an amount equal to up to 100% of the base salary paid to him during such calendar year. In connection with the Employment Agreement, Mr. Fagundo received a stock option for 138,900 shares of the common stock of ACMI Holdings, Inc., the parent of the Company, pursuant to the ACMI Holdings, Inc. 2002 Stock Option Plan. This option has an exercise price of $8.50 per share, which was equal to the market price as of the date of grant. The option is subject to vesting over a five-year period and further subject to vesting upon the achievement of certain milestones. The Employment Agreement also provides that the Executive will be entitled to (i) participate in any employee benefits plans the Company makes available to its other employees in executive positions and (ii) use of an automobile provided by the Company and that the Company shall use its best efforts to cause the Executive to be elected to the board during the term of the Employment Agreement. The Employment Agreement also provides that the Company may terminate the Executive’s employment at any time for cause. If the Executive is terminated for cause or the Executive voluntarily terminates the Employment Agreement, the Company is obligated to pay (i) the Executive’s earned salary and (ii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs. If the Executive is terminated without cause, the Company is obligated to pay (i) the Executive’s earned salary; (ii) a cash amount equal to the Executive’s then-current annual base salary over the non-compete period (as defined therein); and (iii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs. The Employment Agreement also provides that if, in anticipation of, or within one year after, a change of control of the Company, the Executive is terminated without cause or the Executive terminates the Employment Agreement for good reason, then the Executive will be entitled to receive (i) the Executive’s earned salary; (ii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs and (iii) a cash amount equal to three times the then-current annual base salary, plus three times the greater of (x) the Executive’s actual annual discretionary bonus earned in the calendar year in which the termination occurs, (y) the Executive’s actual annual discretionary bonus earned in the calendar year immediately prior to the year in which the termination occurs, or (z) the average of the Executive’s annual discretionary bonus earned for the three calendar years immediately prior to the year in which the termination occurs. The amount of any payments upon a change of control is subject to reduction if such payments would constitute “excess parachute payments” under applicable federal tax laws. The Employment Agreement also contains confidentiality and noncompete provisions which prohibit the Executive from soliciting employees of the Company, engaging in business similar to the Company’s or disclosing confidential information without the specific authorization of the Company’s Board of Directors after the termination of the Executive’s employment with the Company.

Compensation Committee Interlocks and Insider Participation

     During the Company’s fiscal year ended December 31, 2002, the Company’s Compensation Committee consisted of Messrs. Dawson, Feldman and Krysiak. No member of the Compensation Committee of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 24, 2003 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each of the persons listed in the table is c/o American Coin Merchandising, Inc. 397 S. Taylor Avenue, Louisville, Colorado 80027.

Beneficial Ownership (1)

Beneficial Owner	Number of Shares	Percent of Total

ACMI Holdings, Inc. (2)	1,000	100%
c/o Wellspring Capital Management LLC 620 Fifth Avenue, Suite 216 New York, New York 10020-1571
William F. Dawson, Jr.	—	—
Randall J. Fagundo	—	—
Greg S. Feldman	—	—
Pericles Navab	—	—
Bryce W. Krysiak	—	—
W. John Cash	—	—
Robert A. Kaslon	—	—
All executive officers and directors as a group (7 persons)	—	—%

(1)	Applicable percentages are based on 1,000 shares outstanding on March 24, 2003, adjusted as required by rules promulgated by the SEC.

(2)	The Company became a wholly owned subsidiary of ACMI Holdings, Inc., a Delaware corporation, on February 11, 2002.

     Pursuant to the terms of the Guarantee and Collateral Agreement, dated as of February 11, 2002, made by the Company and ACMI Holdings, Inc., in favor of Madison Capital Funding LLC, as agent for the lenders under the Company’s senior secured credit facility, ACMI Holdings, Inc. has pledged all of the common stock of the Company as collateral to secure the Company’s obligations under the senior secured credit facility. Accordingly, upon the occurrence of an even of default under the senior secured credit facility, ACMI Holdings, Inc.’s ownership in the Company’s common stock would transfer to Madison Capital Funding LLC as agent for the lenders resulting in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

     In connection with the acquisition by ACMI Holdings, Inc., the Company entered into a Services and Fee Agreement with Wellspring Capital Management LLC (“Wellspring”) and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) (“Cadigan”) on February 11, 2002 (the “Fee Agreement”). The following discussion of the Fee Agreement is qualified in its entirety by reference to the actual Fee Agreement, which is incorporated by reference. Pursuant to the terms of the Fee Agreement, the Company will pay an annual consulting fee of $300,000 in arrears in equal monthly installments and reimburse Wellspring and Cadigan for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of their consulting services. The consulting fee is allocated 66 2/3% to Wellspring and 33 1/3% to Cadigan. The Fee Agreement further provides that the Company will not pay any portion of the consulting fee to the extent that such payment conflicts with the Company’s covenants pursuant to its senior secured credit facility or senior subordinated notes. However, such unpaid fees will continue to accrue, without interest, and the Company will pay such fees if and when such payment is no longer prohibited under the senior secured credit facility or senior subordinated notes. Pursuant to the terms of the Fee Agreement, the Company has paid to date closing fees of $1,350,000 and $650,000 to Wellspring and Cadigan, respectively. The Fee Agreement further provides that the Company shall pay all fees and expenses payable to the lenders pursuant to the terms of the senior secured credit facility and senior subordinated notes. Any other consulting or similar fees that may be payable under the Fee Agreement are allocated 65% to Wellspring and 35% to Cadigan. Cadigan’s entitlement to the fees set forth in the Fee Agreement is contingent upon its continuous ownership of certain warrants to purchase shares of ACMI Holdings, Inc. and its maintenance of a representative on the Board of Directors of ACMI Holdings, Inc. Under the terms of the Fee Agreement, the Company agrees to indemnify Wellspring and Cadigan and their respective representatives in connection with any liabilities or judgments with respect to the Fee Agreement.

     William F. Dawson, Jr., a director of the Company following the Merger, is a partner at Wellspring. Greg S. Feldman, a director of the Company following the Merger, is the managing partner at Wellspring. Wellspring holds a majority interest in ACMI Holdings, of which the Company is a wholly owned subsidiary.

     Pericles Navab, a director of the Company following the Merger, holds an interest in and is the President of Cadigan. Cadigan holds an interest in ACMI Holdings, which is controlled by Wellspring Capital Management LLC.

Other Transactions

     The Company has also entered into an employment agreement with Randall J. Fagundo. A summary of the terms of the Company’s employment agreement with Mr. Fagundo is contained in Item 11. Executive Compensation — Employment is incorporated herein by reference.

     Messrs. Fagundo and Cash of the Company are members of a limited liability company, which has agreed to lease to the Company a building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at annual monthly rental rates ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. The Company believes that the terms of this lease is comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Item 14. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of filing of this annual report on Form 10-K, and, based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

2.1♦	—	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.
2.2♦	—	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.
3.1†	—	Certificate of Incorporation of the Registrant.
3.3∑	—	Certificate of Merger of the Registrant.
3.4∑	—	Restated Certificate of Incorporation.
3.5∑	—	Amended and Restated Bylaws of the Registrant.
4.1†	—	Reference is made to Exhibits 3.1 through 3.5.
4.2∑	—	Specimen Stock Certificate.
4.3ο	—	Certificate of Trust of American Coin Merchandising Trust I.
4.4ο	—	Trust Agreement of American Coin Merchandising Trust I.
4.5ο	—	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.
4.6ο	—	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.
4.7ο	—	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.
4.8ο	—	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.
4.9ο	—	Form of Certificate Evidencing Trust Preferred Securities.
4.10ο	—	Form of Certificate Evidencing Trust Common Securities.
4.11ο	—	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.
4.12∑	—	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.
10.1†	—	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.
10.47Ñ	—	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.
10.48Ñ	—	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.
10.49Ñ	—	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.
10.50Ä	—	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.
10.51Ä	—	Other Income Supplier Agreement—Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.
10.60∑	—	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.
10.61∑	—	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.
10.62∑	—	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

10.63Σ	—	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.
10.64X	—	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.
10.65	—	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.
10.66	—	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.
10.67	—	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.
10.68	—	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC
99.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

♦	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

ο	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

Ψ	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

φ *	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

σ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Σ	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

Χ	Indicates management contract or compensatory plan, contract or arrangement.

(b)	Reports on Form 8-K.

None.

AMERICAN COIN MERCHANDISING, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended December 31, 2002

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

Independent Auditors’ Report

The Board of Directors and Stockholder
American Coin Merchandising, Inc.:

     We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries (Company) as of December 31, 2002 (Successor) and 2001 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eleven months ended December 31, 2002 (Successor) and the one month ended January 31, 2002 and the years ended December 31, 2001 and 2000 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 2002 (Successor) and 2001 (Predecessor), and the results of their operations and their cash flows for the eleven months ended December 31, 2002 (Successor) and the one month ended January 31, 2002 and the years ended December 31, 2001 and 2000 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

     As described in note 4, American Coin Merchandising, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, effective on January 1, 2002.

KPMG LLP

Boulder, Colorado
February 14, 2003

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Successor	Predecessor

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,178	$4,066
Trade accounts and other receivables	1,069	738
Income tax receivable	—	725
Inventories	11,512	11,981
Prepaid expenses and other assets	3,035	2,736

Total current assets	19,794	20,246

Property and equipment:
Vending machines	40,738	71,758
Vehicles	4,622	5,683
Office equipment, furniture and fixtures	4,485	5,534

	49,845	82,975
Less accumulated depreciation	(7,870)	(38,943)

Property and equipment, net	41,975	44,032
Placement fees, net of accumulated amortization of $2,599 in 2002 and $4,758 in 2001	2,080	2,218
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $221 in 2002 and $8,481 in 2001	65,693	34,660
Other assets, net of accumulated amortization of $1,409 in 2002 and $1,274 in 2001	6,831	2,206

Total assets	$136,373	$103,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,718	$7,700
Accounts payable	3,656	4,322
Accrued commissions	3,392	2,766
Other accrued expenses	1,961	1,807

Total current liabilities	13,727	16,595

Long-term debt, net of current portion	79,593	37,276
Other liabilities	764	627
Fair value of interest rate collar agreement	1,248	—
Deferred tax liabilities	25	1,457

Total liabilities	95,357	55,955

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,974	15,644
Stockholders’ equity:
Common stock, $.01 par value (Authorized 1 share in 2002 and 20,000 in 2001; issued and outstanding 1 shares in 2002 and 6,538 shares in 2001)	—	66
Additional paid-in capital	28,629	22,136
(Accumulated deficit) retained earnings	(587)	9,561

Total stockholders’ equity	28,042	31,763

Commitments and contingencies
Total liabilities and stockholders’ equity	$136,373	$103,362

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor	Predecessor

	Eleven Months Ended	One Month Ended	Year Ended
	December 31,	January 31,	December 31,
	2002	2002	2001	2000

Revenue:
Vending	$131,237	$10,880	$139,670	$127,076
Franchise and other	2,100	199	2,257	2,681

Total revenue	133,337	11,079	141,927	129,757

Cost of revenue:
Vending, excluding related depreciation and amortization	87,093	7,568	92,768	83,282
Depreciation and amortization	11,654	1,013	11,990	10,033

Total cost of vending	98,747	8,581	104,758	93,315
Franchise and other	547	192	1,921	1,936

Total cost of revenue	99,294	8,773	106,679	95,251

Gross profit	34,043	2,306	35,248	34,506
General and administrative expenses	22,211	3,617	23,386	21,924
Depreciation and amortization	941	96	3,132	3,156

Operating earnings (loss)	10,891	(1,407)	8,730	9,426
Interest expense, net	10,408	390	6,127	7,775
Change in fair value of interest rate collar	1,429	—	—	—

(Loss) earnings before income taxes and extraordinary loss	(946)	(1,797)	2,603	1,651
Income tax benefit (expense)	359	683	(989)	(627)

(Loss) earnings before extraordinary loss	(587)	(1,114)	1,614	1,024
Extraordinary loss on debt refinancing, net of income tax benefit of $656 and $101, respectively	—	(1,071)	—	(165)

Net (loss) earnings	$(587)	$(2,185)	$1,614	$859

Basic (loss) earnings per share of common stock before extraordinary loss		$(0.17)	$0.25	$0.16
Extraordinary loss on debt refinancing		(0.16)	—	(0.03)

Basic (loss) earnings per share of common stock		$(0.33)	$0.25	$0.13

Diluted (loss) earnings per share of common stock before extraordinary loss		$(0.17)	$0.24	$0.16
Extraordinary loss on debt refinancing		(0.16)	—	(0.03)

Diluted (loss) earnings per share of common stock		$(0.33)	$0.24	$0.13

Basic weighted average common shares		6,545	6,526	6,493
Diluted weighted average common shares		6,545	6,729	6,493

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Retained	Total
		Additional	Earnings	Stock-
	Common	Paid-in	(Accumulated	holders'
	Stock	Capital	Deficit)	Equity

December 31, 1999	$65	$22,001	$7,088	$29,154
Issuance of 33,725 shares of common stock in employee stock purchase plan	1	75	—	76
Net earnings	—	—	859	859

December 31, 2000	66	22,076	7,947	30,089
Issuance of 21,722 shares of common stock in employee stock purchase plan	—	56	—	56
Exercise of employee stock options	—	4	—	4
Net earnings	—	—	1,614	1,614

December 31, 2001	66	22,136	9,561	31,763
Exercise of employee stock options	—	29	—	29
Net loss for the one month ended January 31, 2002	—	—	(2,185)	(2,185)
Impact of acquisition	(66)	(22,165)	(7,376)	(29,607)

Balances prior to acquisition	$—	$—	$—	$—
Issuance of equity in Successor Company	$—	$28,000	$—	$28,000
Capital contribution	—	629	—	629
Net loss for the eleven months ended December 31, 2002	—	—	(587)	(587)

December 31, 2002	$—	$28,629	$(587)	$28,042

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor

	Eleven	One
	Months Ended	Month Ended	Year Ended
	December 31,	January 31,	December 31,
	2002	2002	2001	2000

Operating activities:
Net (loss) earnings	$(587)	$(2,185)	$1,614	$859
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,146	1,146	15,637	13,699
Change in fair value of interest rate collar, net of cash paid	1,248	—	—	—
Deferred income tax expense	—	—	944	2,725
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	298	96	1,099	(2,015)
Inventories	(941)	1,233	(1,809)	4,680
Prepaid expenses and other assets	(1,531)	(5,468)	(971)	84
Accounts payable, accrued expenses and other liabilities	(969)	(1,260)	(751)	3,398

Net cash provided by (used in) operating activities	11,664	(6,438)	15,763	23,430

Investing activities:
Acquisitions of property and equipment, net	(7,568)	(436)	(4,857)	(15,618)
Acquisitions of franchisees and others	(1,463)	—	(273)	—
Placement fees	(2,361)	(300)	(2,517)	(2,441)

Net cash used in investing activities	(11,392)	(736)	(7,647)	(18,059)

Financing activities:
Net borrowings (payments) on credit facility, net of issuance costs	291	82,703	(5,724)	(576)
Net payments on previous credit facility	—	(44,500)	—	—
Principal payments on long-term debt	(268)	(16)	(1,372)	(2,464)
Capital contribution	629	—	—	—
Net (purchase) issuance of common stock, net of offering costs	—	(31,825)	60	76

Net cash provided by (used in) financing activities	652	6,362	(7,036)	(2,964)

Net increase (decrease) in cash and cash equivalents	924	(812)	1,080	2,407
Cash and cash equivalents at beginning of period	3,254	4,066	2,986	579

Cash and cash equivalents at end of period	$4,178	$3,254	$4,066	$2,986

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

1. Description of the Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc., and American Coin Merchandising Trust I (the “Trust”) (together the “Company”) and its franchisees own and operate over 31,000 coin-operated amusement vending machines. These machines dispense plush toys, watches, jewelry, novelties, and other items. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At December 31, 2002, the Company had 35 field offices with operations in 49 states. The Company also sells products to franchisees. At December 31, 2002, there were 8 franchisees operating in 11 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002 the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC). The transaction was approved at a stockholders meeting held on February 5, 2002. Stockholders received $8.50 in cash for each outstanding share of the Company’s common stock. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor and those subsequent to the acquisition are denoted as successor.

2. Acquisitions

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc. for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $61.4 million of costs in excess of assets acquired as a result of the ACMI Holdings acquisition that was accounted for using the purchase method of accounting.

     During 2002, the Company acquired certain assets and the business operations of a kiddie ride company for approximately $2,588,000. Of this amount, $1,463,000 was paid in cash with the balance to be paid over a three-year period in accordance with the terms of the promissory note issued in connection with the acquisition. The Company has recorded approximately $1,496,000 of costs in excess of assets acquired as a result of this acquisition that was accounted for using the purchase method of accounting.

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

     Results of operations for these acquisitions are included in the consolidated financial statements from the respective acquisition dates forward. The pro forma difference between revenue and net earnings (loss) and actual is insignificant.

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

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, costs in excess of assets acquired and other intangible assets, and placement fees and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates.

     Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale or use in vending operations.

     Property and Equipment

     Property and equipment are stated at cost or if acquired in a business acquisition at estimated fair value. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets that range from 3 to 10 years.

     Placement Fees

     Placement fees are stated at cost and amortized on the straight-line basis over the term of the related contract.

     Costs in Excess of Assets Acquired

     Costs in excess of assets acquired represent the purchase amount paid in excess of the fair value of the tangible net assets acquired. The Company assesses the impairment of costs in excess of assets acquired annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of use of the acquired assets or the strategy for overall business and negative industry or economic trends.

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

     Earnings (Loss) Per Share

     The Company discloses both basic and diluted earnings (loss) per share for successor periods. Basic and diluted earnings (loss) per share were computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings (loss) and diluted earnings (loss) per share would have been reduced or increased to the pro forma amounts indicated below (in thousands, except per share data):

		Successor	Predecessor

		Eleven	One
		Months Ended	Month Ended
		December 31,	January 31,	Year Ended December 31,
		2002	2002	2001	2000

Net (loss) earnings	As reported	$(587)	$(2,185)	$1,614	$859
	Pro forma	(689)	(2,400)	1,418	501
Diluted (loss) earnings per share	As reported		$(0.33)	$0.24	$0.13
	Pro forma		(0.37)	0.21	0.08

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: no dividend yield; expected volatility of 19 percent for 2002, 58 percent for 2001 and 86 percent for 2000; risk-free interest rates of 4.8 percent in 2002, 5.6 percent in 2001 and 5.7 percent in 2000; and expected lives of six years.

     Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor	Predecessor

	Eleven Months	One
	Ended	Month Ended
	December 31,	January 31,	Year Ended December 31,
	2002	2002	2001	2000

Cash paid during the period:
Interest	$7,822	$560	$5,451	$7,172
Income taxes	155	3	35	69
Significant noncash investing and financing activities:
Notes payable issued for acquisitions of franchisees and others	1,125	—	615	—

4. Costs in Excess of Assets Acquired and Other Intangible Assets

     Effective January 1, 2002, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which costs in excess of assets acquired is no longer amortized but instead will be assessed for impairment at least annually.

     The following table reconciles net earnings for years ended December 31, 2001 and 2000 to the pro forma net earnings excluding the amortization of costs in excess of assets acquired (in thousands, except share data).

	2001	2000

Net earnings before cumulative affect of accounting change	$1,614	$859
Amortization of costs in excess of assets acquired, net of income taxes	1,254	1,240

Net earnings	$2,868	$2,099

Actual basic earnings per share of common stock	$0.25	$0.13
Actual diluted earnings per share of common stock	$0.24	$0.13
Pro forma basic earnings per share of common stock	$0.44	$0.32
Pro forma diluted earnings per share of common stock	$0.43	$0.32
Basic weighted average common shares	6,526	6,493
Diluted weighted average common shares	6,729	6,493

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility

     In January 2002, the Company refinanced its $55 million senior secured credit facility and replaced it with a $65 million senior secured facility. As a result of the refinancing, the Company recorded an after-tax extraordinary loss of $1.1 million related to the write-off of loan origination fees related to the previous credit facility.

     In December 2000, the Company refinanced its $50 million reducing revolving loan agreement and replaced it with a $55 million senior secured credit facility. As a result of the refinancing, the Company recorded an after-tax extraordinary loss of $165,000, or $0.03 per diluted share, related to the write-off of loan origination fees related to the previous credit facility.

     The Company’s $65.0 million senior secured credit facility is comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company may borrow up to $10.0 million through February 11, 2007, and at December 31, 2002, there was approximately $6.3 million outstanding, a $670,000 letter of credit and $151,000 available under the revolving credit facility. Under both term loans A and B, the Company is required to make quarterly principal installments that increase in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at December 31, 2002 was 6.1%. The credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at December 31, 2002.

     The Company has also issued $25.8 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at December 31, 2002.

6. Interest Rate Collar

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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the consolidated statements of operations. The Company paid $148,000 during the year since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the consolidated statement of

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations for the eleven months ended December 31, 2002. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at December 31, 2002 is a liability of approximately $1.2 million.

7. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	Successor	Predecessor
December 31,	2002	2001

Senior secured credit facilities (see note 5)	$57,205	$44,500
Senior subordinated notes (see note 5)	25,789	—
Notes payable to a former franchisee and others, due in monthly and quarterly installments with interest ranging from 6% to 9%; maturing between 2004 and 2005, secured by certain property and equipment	1,317	476

Total long-term debt	84,311	44,976
Less current portion	(4,718)	(7,700)

Long-term debt, net of current portion	$79,593	$37,276

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$4,718
2004	5,371
2005	6,073
2006	6,036
2007	29,199
2008 and thereafter	32,914

$84,311

8. Mandatorily Redeemable Preferred Securities

     In September 1998, the Trust, a wholly owned subsidiary trust created under the laws of the State of Delaware, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the “Trust Preferred Securities”). The Company recognizes periodic interest using the interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the “Subordinated Debentures”) due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by American Coin Merchandising, Inc. Distributions on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

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

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

     Income tax expense (benefit) consists of the following (in thousands):

	Successor	Predecessor

	Eleven	One
	Months Ended	Month Ended
	December 31,	January 31,	Year Ended December 31,
	2002	2002	2001	2000

Current
Federal	—	—	$45	$(1,911)
State	—	—	—	(187)

	—	—	45	(2,098)

Deferred
Federal	(308)	(1,127)	790	2,438
State	(51)	(212)	154	287

	(359)	(1,339)	944	2,725

	$(359)	$(1,339)	$989	$627

     A reconciliation of the expected tax expense (benefit), assuming earnings (loss) before taxes is taxed at the statutory federal tax rate of 34%, and the Company’s actual provision for income taxes is as follows (in thousands):

	Successor	Predecessor

	Eleven	One
	Months Ended	Month Ended
	December 31,	January 31,	Year Ended December 31,
	2002	2002	2001	2000

Expected tax expense (benefit) at the federal statutory rate	$(322)	$(1,198)	$885	$562
State income taxes, net of federal taxes	(45)	(143)	106	65
Other, net	8	2	(2)	—

	$(359)	$(1,339)	$989	$627

     For income tax purposes, at December 31, 2002, the Company has a net operating loss carryforward of approximately $19 million, expiring at various dates through 2022. In February 2002, the common shares of the Company were acquired by ACMI Holdings, Inc. As a result of the acquisition, the utilization of approximately $13 million of the net operating loss carryforward is subject to an annual limitation of $5 million per year by the provisions of Section 382 of the Internal Revenue Code.

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows (in thousands):

	Successor	Predecessor
December 31,	2002	2001

Deferred tax assets:
Net operating loss carryforward	$7,270	$2,425
Allowance for doubtful receivables	23	18
Inventory capitalization	357	—
Accrued expenses	368	173
Alternative minimum tax credit carryforward	—	76

	8,018	2,692

Deferred tax liabilities:
Property and equipment—basis and depreciation differences	(6,146)	(3,515)
Costs in excess of assets acquired-basis and amortization differences	(1,605)	(443)
Inventory capitalization	—	(129)

	(7,751)	(4,087)

	$267	$(1,395)

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plan

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees’ contribution up to 10% of compensation. The Company’s matching contributions totaled $292,000 for the eleven months ended December 31, 2002 and $26,000 for the month ended January 31, 2002, and $286,000 and $264,000 in 2001 and 2000, respectively.

     The Company established a qualified Employee Stock Purchase Plan (“the Plan”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lower of 85% of the closing price at July 1 or the end of each quarterly stock purchase period. The Company suspended the Plan effective October 1, 2001 and terminated it in conjunction with the February 11, 2002 acquisition. During 2001 and 2000 shares totaling 21,722 and 33,725, respectively, were purchased under the plan at average prices of $2.61 and $2.23 per share, respectively.

11. Commitments

     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and certain types of equipment. These leases expire at various times over the next five years. Rent expense under these leases totaled $2,823,000 for the eleven months ended December 31, 2002 and $235,000 for the month ended January 31, 2002, and $2,697,000 and $2,225,000 for the years ended December 31, 2001 and 2000, respectively.

     Future minimum commitments under operating lease arrangements as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$2,883
2004	1,942
2005	1,583
2005	964
2007	497
2008 and thereafter	1,602

Total	$9,471

     Future minimum commitments for employment contracts as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,
2003	$300
2004	325

Total	$625

12. Stock Options

     The Company had two fixed option plans. Under the terms of the amended and restated stock option plan (the “Option Plan”), the Company could grant to employees, consultants and advisors options to purchase up to 1,400,000 shares of common stock. Under the Option Plan, the Company could grant both incentive stock options and non-statutory stock options, and the maximum term was ten years. Non-statutory options could be granted at no less than 85% of the fair value of the common stock at the date of grant. Stock options granted under the Option Plan vested over two to five year periods. This plan was terminated as of February 1, 2002 upon the acquisition by ACMI Holdings, Inc.

     Under terms of the amended 1995 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), the Company could grant to non-employee directors options to purchase up to 200,000 shares of common stock. Under the Directors Plan, options granted vest immediately and had a maximum term of ten years. This plan was terminated as of February 1, 2002 upon the acquisition by ACMI Holdings, Inc.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Under terms of the ACMI Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”), the Company may grant to employees and non-employee directors options to purchase up to 360,633 shares of ACMI Holdings, Inc. common stock. Under the 2002 Plan, options are subject to vesting over a five-year period and further subject to vesting upon the achievement of certain milestones. No milestones were met during 2002. As of December 31, 2002, the Company has determined the intrinsic value of the unvested options to be immaterial. However, the Company will periodically re-measure the value of the outstanding unvested options based on the then current fair market value of the underlying common stock. It is reasonably possible that the future changes in the fair value of the common stock of ACMI Holdings, Inc. could result in additional non-cash charges to earning and that such charges could be material.

     A summary of the status of the Company’s current stock option plan and its two fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the periods ended on those dates is presented below:

	Successor		Predecessor

	Eleven Months Ended		One Month Ended
	December 31, 2002		January 31, 2002		2001		2000

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	—	—	700,104	$3.76	1,008,792	$5.19	672,017	$7.10
Granted	309,719	$8.50	—	—	30,000	3.75	399,675	2.65
Exercised	—	—	700,104	3.76	(1,938)	2.63	—	—
Forfeited	(1,075)	8.50	—	—	(10,800)	3.43	(62,900)	8.72
Cancelled	—	—	—	—	(325,950)	8.17	—	—

Outstanding at end of period	308,644	8.50	—	—	700,104	3.76	1,008,792	5.19

Options exercisable at period end	—		—		531,886		436,187

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range		Weighted Average
of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$8.50	308,644	9.12	$8.50	—	$8.50

13. Certain Significant Risks and Uncertainties

     Current Vulnerability Due to Certain Concentrations:

     Suppliers

     Substantially all of the plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in the People’s Republic of China (“China”). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers. Among other things, the loss of China’s “most favored nation” status under U.S. tariff laws could result in a substantial increase in the import duty of certain products manufactured in China, which could result in substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company’s financial performance.

     Customers

     The Company had amusement vending machines placed with one retail customer that accounted for 42%, 38%, and 37% of the Company’s revenue for the years ended December 2002, 2001, and 2000 respectively.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Earnings Per Share

     Basic and diluted earnings (loss) per share for the one month ended January 31, 2002 and 2001 and 2000 were computed as follows:

	One
	Month Ended
	January 31,	Year Ended December 31,
	2002	2001	2000

Net (loss) earnings	$(2,185,000)	$1,614,000	$859,000

Common shares outstanding at beginning of period	6,537,629	6,513,919	6,480,194
Effect of shares issued during the period	7,278	12,121	12,318

Basic weighted average common shares	6,544,907	6,526,040	6,492,512
Incremental shares from assumed conversions:
Stock options	—	202,710	—

Diluted weighted average common shares	6,544,907	6,728,750	6,492,512

Basic (loss) earnings per share before extraordinary loss	$(0.17)	$0.25	$0.16
Diluted (loss) earnings per share before extraordinary loss	(0.17)	0.24	0.16
Basic (loss) earnings per share	(0.33)	0.25	0.13
Diluted (loss) earnings per share	(0.33)	0.24	0.13

15.     Unaudited Quarterly Financial Information (In thousands, except per share data)

	Successor				Predecessor

				Two Months	One Month
				Ended	Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Jan. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	2002	2002	2002	2002	2002	2001	2001	2001	2001

Total revenue	$39,024	$35,780	$34,090	$24,443	$11,079	$37,537	$35,021	$34,973	$34,396
Total cost of revenue	28,740	26,512	25,818	18,224	8,773	27,911	26,509	26,503	25,756

Gross profit	10,284	9,268	8,272	6,219	2,306	9,626	8,512	8,470	8,640
General and administrative expenses	6,609	6,100	6,295	4,148	3,713	6,990	6,666	6,457	6,405

Operating earnings (loss)	3,675	3,168	1,977	2,071	(1,407)	2,636	1,846	2,013	2,235
Interest expense, net	2,905	2,897	2,880	1,726	390	1,106	1,494	1,679	1,848
Change in fair value of interest rate collar	101	728	600	—	—	—	—	—	—

Earnings (loss) before income taxes and extraordinary loss	669	(457)	(1,503)	345	(1,797)	1,530	352	334	387
Income tax (expense) benefit	(258)	172	576	(131)	683	(581)	(134)	(127)	(147)

Earnings (loss) before extraordinary loss	411	(285)	(927)	214	(1,114)	949	218	207	240
Extraordinary loss on debt refinancing, net of income tax benefit	—	—	—	—	(1,071)	—	—	—	—

Net earnings (loss)	$411	$(285)	$(927)	$214	$(2,185)	$949	$218	$207	$240

Basic (loss) earnings per share					$(0.33)	$0.15	$0.03	$0.03	$0.04
Diluted (loss) earnings per share					$(0.33)	$0.14	$0.03	$0.03	$0.04
Basic weighted average common shares					6,545	6,536	6,532	6,522	6,514
Diluted weighted average common shares					6,545	6,903	6,809	6,638	6,527

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Related Party Transactions

     In connection with the acquisition by ACMI Holdings, Inc., the Company entered into a Services and Fee Agreement with Wellspring Capital Management LLC (“Wellspring”) and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) (“Cadigan”) on February 11, 2002 (the “Fee Agreement”). Pursuant to the terms of the Fee Agreement, the Company will pay an annual consulting fee of $300,000 in arrears in equal monthly installments and reimburse Wellspring and Cadigan for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of their consulting services. The consulting fee is allocated 66 2/3% to Wellspring and 33 1/3% to Cadigan. The Fee Agreement further provides that the Company will not pay any portion of the consulting fee to the extent that such payment conflicts with the Company’s covenants pursuant to its senior secured credit facility or senior subordinated notes. However, such unpaid fees will continue to accrue, without interest, and the Company will pay such fees if and when such payment is no longer prohibited under the senior secured credit facility or senior subordinated notes. Pursuant to the terms of the Fee Agreement, the Company has paid to date closing fees of $1,350,000 and $650,000 to Wellspring and Cadigan, respectively. The Fee Agreement further provides that the Company shall pay all fees and expenses payable to the lenders pursuant to the terms of the senior secured credit facility and senior subordinated notes. Any other consulting or similar fees that may be payable under the Fee Agreement are allocated 65% to Wellspring and 35% to Cadigan. Cadigan’s entitlement to the fees set forth in the Fee Agreement is contingent upon its continuous ownership of certain warrants to purchase shares of ACMI Holdings, Inc. and its maintenance of a representative on the Board of Directors of ACMI Holdings, Inc. Under the terms of the Fee Agreement, the Company agrees to indemnify Wellspring and Cadigan and their respective representatives in connection with any liabilities or judgments with respect to the Fee Agreement.

     Messrs. Fagundo and Cash of the Company are members of a limited liability company, which has agreed to lease to the Company a building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at annual monthly rental rates ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. The Company believes that the terms of this lease is comparable to those that would be entered into between unrelated parties on an arms’ length basis.

17. Subsequent Event

     On March 17, 2003 the Company announced that it had agreed with Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc. (“Folz”) to merge the business of Folz into a wholly owned subsidiary of the Company by acquiring substantially all of the assets of Folz, pursuant to an Asset Purchase Agreement dated March 14, 2003. The agreement is subject to various conditions to closing.

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

Signature	Title	Date

/s/ WILLIAM F. DAWSON JR. William F. Dawson, Jr.	Chairman of the Board	March 28, 2003

/s/ RANDALL J. FAGUNDO Randall J. Fagundo	President and Chief Executive Officer and Director	March 28, 2003

/s/ W. JOHN CASH W. John Cash	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ GREG S. FELDMAN Greg S. Feldman	Director	March 28, 2003

/s/ PERICLES NAVAB Pericles Navab	Director	March 28, 2003

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 28, 2003

CERTIFICATIONS

I, Randall J. Fagundo, certify that:

1.     I have reviewed this annual report on Form 10-K of American Coin Merchandising, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Randall J. Fagundo

Randall J. Fagundo
Chief Executive Officer

I, W. John Cash, certify that:

1.     I have reviewed this annual report on Form 10-K of American Coin Merchandising, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ W. John Cash

W. John Cash
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT		DESCRIPTION

2.1♦	—	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.
2.2♦	—	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.
3.1†	—	Certificate of Incorporation of the Registrant.
3.3∑	—	Certificate of Merger of the Registrant.
3.4∑	—	Restated Certificate of Incorporation.
3.5∑	—	Amended and Restated Bylaws of the Registrant.
4.1†	—	Reference is made to Exhibits 3.1 through 3.5.
4.2∑	—	Specimen Stock Certificate.
4.3ο	—	Certificate of Trust of American Coin Merchandising Trust I.
4.4ο	—	Trust Agreement of American Coin Merchandising Trust I.
4.5ο	—	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.
4.6ο	—	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.
4.7ο	—	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.
4.8ο	—	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.
4.9ο	—	Form of Certificate Evidencing Trust Preferred Securities.
4.10ο	—	Form of Certificate Evidencing Trust Common Securities.
4.11ο	—	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.
4.12∑	—	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.
10.1†	—	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.
10.47Ñ	—	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.
10.48Ñ	—	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.
10.49Ñ	—	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.
10.50Ä	—	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.
10.51Ä	—	Other Income Supplier Agreement—Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.
10.60∑	—	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.
10.61∑	—	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.
10.62∑	—	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

EXHIBIT		DESCRIPTION

10.63Σ	—	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.
10.64X	—	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.
10.65	—	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.
10.66	—	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.
10.67	—	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.
10.68	—	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC
99.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

♦	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

ο	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

Ψ	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

φ *	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

σ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

Σ	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

Χ	Indicates management contract or compensatory plan, contract or arrangement.