Form 10-Q
period 2003-03-31
AMERICAN COIN MERCHANDISING INC
filed 2003-05-15
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-14780

American Coin Merchandising, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1093721 (I.R.S. Employer Identification No.)

397 South Taylor Avenue
Louisville, Colorado 80027
(Address of principal executive offices)
(Zip Code)

(303) 444-2559
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    ☐    NO    ☒

As of May 12, 2003, the registrant had 1,000 shares of its $0.01 par value common stock outstanding.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—March 31, 2003 and December 31, 2002.	3
	Condensed Consolidated Statements of Operations—Three Months Ended March 31, 2003 (successor), Two Months Ended March 31, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	4
	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2003 (successor), Two Months Ended March 31, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,204	$4,178
Trade accounts and other receivables, net	1,078	1,069
Inventories, net	11,840	11,512
Prepaid expenses and other assets	4,165	3,035

Total current assets	20,287	19,794

Property and equipment, at cost:
Vending machines	42,470	40,738
Vehicles	4,537	4,622
Office equipment, furniture and fixtures	4,627	4,485

	51,634	49,845
Less accumulated depreciation	(10,382)	(7,870)

Property and equipment, net	41,252	41,975
Placement fees, net of accumulated amortization of $3,244 in 2003 and $2,599 in 2002	1,948	2,080
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $277 in 2003 and $221 in 2002	65,637	65,693
Other assets, net of accumulated amortization of $1,769 in 2003 and $1,409 in 2002	7,167	6,831

Total assets	$136,291	$136,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,728	$4,718
Accounts payable	7,004	3,656
Accrued commissions	3,350	3,392
Other accrued expenses	1,265	1,961

Total current liabilities	16,347	13,727
Long-term debt, net of current portion	77,415	79,593
Other liabilities	795	789
Fair value of interest rate collar agreement	1,300	1,248

Total liabilities	95,857	95,357
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	12,987	12,974
Stockholders’ equity:
Common stock, $.01 par value; 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	28,629	28,629
Accumulated deficit	(1,182)	(587)

Total stockholders’ equity	27,447	28,042

Total liabilities and stockholders’ equity	$136,291	$136,373

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Successor		Predecessor

	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2003	2002	2002

Revenue:
Vending	$37,115	$24,093	$10,880
Franchise and other	880	350	199

Total revenue	37,995	24,443	11,079

Cost of revenue:
Vending, excluding related depreciation and amortization	25,532	15,858	7,568
Depreciation and amortization	3,122	2,091	1,013

Total cost of vending	28,654	17,949	8,581
Franchise and other	534	275	192

Total cost of revenue	29,188	18,224	8,773

Gross profit	8,807	6,219	2,306
General and administrative expenses	6,598	3,964	3,617
Depreciation and amortization	239	184	96
Loss on debt refinancing	—	—	1,727

Operating earnings (loss)	1,970	2,071	(3,134)
Interest expense, net	2,878	1,726	390
Change in fair value of interest rate collar	52	—	—

(Loss) earnings before income taxes	(960)	345	(3,524)
Income tax benefit (expense)	365	(131)	1,339

Net (loss) earnings	$(595)	$214	$(2,185)

Basic and diluted loss per share of common stock			$(0.33)
Basic and diluted weighted average common shares			6,545

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands except per share data)

	Successor		Predecessor

	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2003	2002	2002

Cash flows from operating activities:
Net (loss) earnings	$(595)	$214	$(2,185)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities—
Depreciation and amortization	3,751	2,556	1,146
Change in fair value of interest rate collar, net of cash paid	52	—	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(9)	71	96
Inventories	(328)	1,561	1,233
Prepaid expenses and other assets	(1,458)	(932)	(5,468)
Accounts payable, accrued expenses and other liabilities	2,248	711	(1,260)

Net cash provided by (used in) operating activities	3,661	4,181	(6,438)

Cash flows from investing activities:
Acquisitions of property and equipment, net	(1,954)	(1,347)	(436)
Placement fees	(513)	(409)	(300)

Net cash used in investing activities	(2,467)	(1,756)	(736)

Cash flows from financing activities:
Net (payments) borrowings on current credit facilities	(2,027)	(1,003)	82,703
Net payments on previous credit facility	—	—	(44,500)
Principal payments on long-term debt	(141)	(33)	(16)
Net purchase of common stock net of offering costs	—	—	(31,825)

Net cash (used in) provided by financing activities	(2,168)	(1,036)	6,362

Net (decrease) increase in cash and cash equivalents	(974)	1,389	(812)
Cash and cash equivalents at beginning of period	4,178	3,254	4,066

Cash and cash equivalents at end of period	$3,204	$4,643	$3,254

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate more than 34,000 coin-operated amusement vending machines. Over 15,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At March 31, 2003, the Company had 35 field offices with operations in 49 states and Puerto Rico. The Company also sells products to franchisees and amusement vending equipment to third parties. At March 31, 2003, there were eight franchisees operating in 11 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $63.1 million of costs in excess of assets acquired as a result of the ACMI Holdings, Inc. acquisition that was accounted for using the purchase method of accounting. The transaction was approved at a stockholders meeting held on February 5, 2002. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor and those subsequent to the acquisition are denoted as successor.

     The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 2003 presentation. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, costs in excess of assets acquired and other intangible assets, and placement fees and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates.

     In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2003, the two months ended March 31, 2002 and the one month ended January 31, 2002.

     The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

(2) Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) earnings and basic and diluted (loss) earnings per share would have been increased or reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Successor		Predecessor

	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2003	2002	2002

Net (loss) earnings
As reported	$(595)	$214	$(2,185)
Pro forma	$(620)	$201	$(2,400)
Basic and diluted loss per share
As reported			$(0.33)
Pro forma			$(0.37)

(3) Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor		Predecessor

	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2003	2002	2002

Cash paid during the period:
Interest paid	$2,353	$490	$560
Income taxes paid	28	11	3

(4) Income Taxes

     Income taxes for interim periods are computed using the anticipated effective tax rate for the year.

(5) Cost in Excess of Assets Acquired and Other Intangible Assets

     The Company periodically reviews and evaluates its cost in excess of assets acquired and other intangible assets for potential impairment. Effective January 1, 2002, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which cost in excess of assets acquired is no longer amortized but instead is assessed for impairment at least annually. In accordance with SFAS No. 142, the Company evaluated its costs in excess of assets acquired and other intangible assets for possible impairment during the quarter ended March 31, 2003, and concluded that there were no indications of impairment.

(6) Long-Term Debt

     At March 31, 2003, the Company had a $65.0 million senior secured credit facility comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company could borrow up to $10.0 million through February 11, 2007, and at March 31, 2003 there was $5.8 million outstanding, including $770,000 of letters of credit, and $2.3 million available under the revolving credit facility. Under both term loan A and B, the Company was required to make quarterly principal installments that increased in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2003 was 5.9%. The credit agreement governing the Company’s credit facility provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company.

     The Company has issued $26.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note purchase agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments.

(7) Interest Rate Collar

     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

     Management believes it is prudent to limit the variability of a portion of its interest payments, and the Company is obligated under terms of its debt agreements to limit the variability of a portion of its interest payments. To meet this objective, the Company entered into an interest rate collar instrument on March 28, 2002, with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount was $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate. This agreement reduces the risk of interest rate increases to the Company.

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS No. 133, accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the condensed consolidated statements of operations. The Company paid $185,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the condensed consolidated statements of operations. The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at March 31, 2003 is a liability of $1.3 million. The fair value recorded at December 31, 2002 was a liability of $1.2 million. Accordingly, the change in fair value of this non-hedging derivative instrument is reflected as an expense during the quarter totaling $52,000. The Company does not speculate using derivative instruments.

(8) Subsequent Events

     On April 15, 2003, the Company, through a wholly owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.0 million subject to certain post-closing adjustments. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of $6.5 million of additional senior subordinated notes and a $12.5 million equity contribution received from its parent Company ACMI Holdings, Inc.

     In conjunction with the acquisition of Folz, the Company amended and restated its senior secured credit facility. Under the amended credit facility, the Company may borrow up to $12.0 million under a revolving credit facility through March 31, 2007. The amended credit facility also provides for up to $70.0 million of term loans. The Company is required to make quarterly principal installments on the $26.3 million of term A and $37.2 million of term B borrowings under the amended credit facility. The quarterly principal installments increase in amount through March 31, 2007 for the term A loan and March 31, 2008 for the term B loan. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. If not utilized for additional acquisition activity by May 31, 2003, the $6.5 million currently available pursuant to the term loans under the amended credit facility will expire.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and the Company’s Form 10-K for the year ended December 31, 2002.

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the two months ended March 31, 2002 have been combined with the operating results for the one month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accepted accounting principles generally accepted in the United States of America. The combined Company results for the three-month period ended March 31, 2003 are compared to the comparable period in 2002.

General

     The Company and its franchisees own and operate coin-operated amusement vending equipment. Over 15,000 of these machines are skill-crane machines (“Shoppes”) that dispense plush toys, watches, jewelry, novelties and other items. The majority of the Company’s revenue and gross profit is derived from Company-owned Shoppes. The Company’s revenue and gross profit in a particular period is directly related to the number of Shoppes in operation during the period. Management believes that the Company’s business is somewhat seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation, and direct service costs.

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

     Franchise and other revenue represent the Company’s percentage of gross vending revenue generated by Shoppes owned and operated by franchisees. Franchise and other revenue also includes product sold to franchisees and non-franchisees to vend in the Shoppes and sales of amusement vending equipment to third parties.

Revenue

     Total revenue for the first three months of 2003 increased 7.0% to $38.0 million from $35.5 million for the same period in 2002.

     Vending revenue increased $2.1 million or 6.1% for the first three months of 2003 to $37.1 million from $35.0 million for the comparable period in 2002, primarily as a result of a 10.9% increase in the average number of Shoppes in place during the first three months of 2003 compared to the average number in place during the same period in 2002.

     The Company has recently experienced growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes, as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. There is no assurance, however, that the Company, its franchisees and their suppliers will be able to place and adequately service additional Shoppes.

     Franchise and other revenue increased $331,000 to $880,000 for the first three months of 2003 as compared to the same period in 2002, due primarily to increased sales of amusement vending equipment to third parties. The Company acquired certain skill-crane manufacturing and kiddie ride assets during the third quarter of 2002. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations for the first three months of 2003 increased $2.1 million or 8.0% to $28.7 million from $26.5 million for the comparable period in 2002. The vending operations’ contribution to gross profit for the first three months of 2003 increased $18,000 to $8.5 million compared to the same period in 2002. The vending gross profit achieved during the first quarter of 2003 was 22.8% of vending revenue, which represents a 1.3 percentage point decrease from the gross profit percentage achieved during the first quarter of 2002. The decrease in vending margin results primarily from the cost of vending equipment operating leases entered into during the fourth quarter of 2002, machine related costs, and increased fuel and operating costs of the Company’s route and service vehicles partially offset by lower cost of product vended for certain machine types.

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

     For the first quarter of 2003, gross profit on franchise and other revenue increased to $346,000 or 39.3% of franchise and other revenue, as compared to $82,000 or 15.0% of franchise and other revenue for the first quarter of 2002. The increase in gross profit results from the addition of amusement vending equipment sales to third parties.

Operating Expenses

     General and administrative expenses (including depreciation and amortization) decreased $1.0 million to $6.8 million for the first three months of 2003, and decreased as a percentage of revenue to 18.0% as compared to 22.1% for the comparable period in 2002. General and administrative expense for the first quarter of 2002, excluding $1.8 million of transaction related costs, were $6.1 million or 17.2% as a percentage of revenue. The increase in general and administrative expenses for the first quarter of 2003 as compared to 2002, excluding transaction expenses, was a result of escalating employee health care costs and the expansion or addition of personnel in the sales and marketing and logistics areas to better manage the Company’s current and expected future operations.

     The loss on debt refinancing of $1.7 million for the quarter ended March 31, 2002 relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The loss results from the write-off of loan origination fees related to the previous credit facility. Prior to the January 1, 2003 adoption of SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” gains and losses from extinguishments of debt were recorded as extraordinary items, net of tax. The 2002 loss on debt refinancing has been reclassified in the accompanying condensed consolidated statements of operations in accordance with SFAS No. 145.

Operating Earnings (Loss)

     Operating earnings for the first three months of 2003 increased to $2.0 million, or 5.2% of total revenue, as compared to an operating loss of $1.1 million for the comparable period in 2002. The operating loss in 2002 results primarily from transaction related costs totaling $1.8 million and the loss on debt refinancing of $1.7 million. Operating earnings for the first three months of 2002, excluding transaction related costs and the loss on debt refinancing of $1.7 million were $2.4 million or 6.8% of total revenue.

Interest Expense, Net

     Interest expense for the first three months of 2003 increased $762,000 to $2.9 million as compared to the same period in 2002. The Company’s interest expense is directly related to a higher level of borrowings after the ACMI Holdings, Inc. transaction in February of 2002 and changes in the underlying interest rates.

Net Earnings (Loss)

     The net loss for the first three months of 2003 was $595,000 compared to a net loss of $2.0 million for the comparable period in 2002. The 2002 net loss resulted from transaction related costs and the loss on debt refinancing. Net earnings for the first three months of 2002 excluding transaction related costs and the loss on debt refinancing were $186,000.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

     Deferred Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. This could be mitigated by the reversal of future taxable temporary differences in property, plant and equipment that could create taxable income to help utilize the deferred tax assets.

     Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Property and Equipment. Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs, unless they increase the life or utility of the equipment, are generally charged to expense as incurred. Vending machines are depreciated using the straight-line method over estimated useful lives ranging from three to ten years, which may be different from actual expense.

     Valuation of Long-Lived and Intangible Assets and Costs in Excess of Assets Acquired. The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Costs in excess of assets acquired are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

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

     In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, the Company ceased to amortize costs in excess of assets acquired. In lieu of amortization, the Company is required to perform an annual impairment review of costs in excess of assets acquired.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company’s credit facilities and issuance of its equity and debt securities. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

     Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2003 while net cash used in operating activities was $2.3 million for the three months ended March 31, 2002. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $2.5 million for both the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for the three months ended March 31, 2003 and 2002 amounted to $2.0 million and $1.8 million, respectively, of which $1.8 million and $1.5 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash used in financing activities was $2.2 million for the three months ended March 31, 2003 and net cash provided by financing activities was $5.3 million for the three months ended March 31, 2002. Financing activities consist primarily of borrowing on the Company’s current credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc. and the repayment of the Company’s previous credit facility and other debt obligations.

     At March 31, 2003, the Company had a $65.0 million senior secured credit facility comprised of a $10.0 million revolving credit facility and $55.0 million of term loans comprised of a $25.0 million term loan A and a $30.0 million term loan B. Under the revolving credit facility, the Company could borrow up to $10.0 million through February 11, 2007, and at March 31, 2003 there was $5.9 million outstanding, including $770,000 of letters of credit, and $2.3 million available under the revolving credit facility. Under both term loan A and B, the Company was required to make quarterly principal installments that increased in amount through February 11, 2007 for term loan A and February 11, 2008 for term loan B. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2003 was 5.9%. The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company.

     As required under the Company’s senior secured credit facility, on March 28, 2002 the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount was $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate.

     The Company has issued $26.0 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; however, at the option of the Company the minimum cash interest due on these notes is 13% with the balance of interest due being paid in the form of additional notes or payment in kind notes in an aggregate amount equal to the amount of interest that would be payable with respect to the notes, if such interest were paid in cash. The note purchase agreement requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments.

     In conjunction with the acquisition of Folz on April 15, 2003, the Company amended and restated its credit facility. Under the amended credit facility, the Company may borrow up to $12.0 million under a revolving credit facility through March 31, 2007. The amended credit facility also provides for up to $70.0 million of term loans. The Company is required to make quarterly principal installments on the $26.3 million of term A and $37.2 million of term B borrowings under the amended credit facility. The quarterly principal installments increase in amount through March 31, 2007 for the term A loan and March 31, 2008 for the term B loan. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. In addition to the borrowings under the amended and restated credit facility, the Company issued $6.5 million of senior subordinated notes due in 2009 and received a $12.5 million equity contribution by its parent company ACMI Holdings, Inc. to fund the acquisition. If not utilized for additional acquisition activity by May 31, 2003, the $6.5 million currently available pursuant to the term loans under the amended credit facility will expire.

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

Impact of Recently Issued Accounting Standards

     On January 1, 2003, the Company adopted SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinded the required classification of gains and losses from extinguishments of debt as an extraordinary item, net of tax, and eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this pronouncement did not have a material impact on the Company.

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 requires such a liability to be recognized at the time that an entity committed to an exit plan. SFAS No. 146 did not have an impact on the Company’s financial results.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the expanded disclosure provisions of SFAS No. 148. The Company is currently evaluating the fair value based method and, accordingly, has not determined the impact that this standard will have on its financial position or results of operations.

     In April 2003, the FASB decided to require all companies to expense the fair value of employee stock options by no later than 2005. While the FASB has decided in principle to measure compensation at the date of grant, no guidance has been given as to how the cost of employee stock options should be measured. SFAS No. 123 requires use of an option-pricing model to determine fair value, such as Black-Scholes. This FASB plans to issue an exposure draft later this year that will provide more guidance. Until a final pronouncement is issued by the FASB, management cannot determine what impact expensing stock options will have on its results of operations.

     On January 1, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively dispense risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provision of Interpretation No. 46 to variable interest entities created after January 31, 2003. The adoption of this standard did not have an impact on the Company’s financial position or results of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As described above, the Company entered into an interest rate collar instrument with an initial notional principal amount of $27.5 million of the term debt outstanding for a three-year period ending March 31, 2005. If the three-month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $65,000 per quarter. The Company’s outstanding debt obligations are at variable interest rates and consequently the fair value approximates the carrying value.

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit No.	Description

99.1	Written Statements of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K

A report on Form 8-K was filed with the SEC on March 17, 2003 disclosing that the Company had agreed to acquire substantially all of the assets of Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc., pursuant to an Asset Purchase Agreement dated March 14, 2003.

A report on Form 8-K was filed with the SEC on April 30, 2003 disclosing that the Company has completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its subsidiary, Folz Novelty Co., Inc., pursuant to an Asset Purchase Agreement dated March 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC. (Registrant)

Date: May 15, 2003	By:	/s/ RANDALL J. FAGUNDO Randall J. Fagundo Chief Executive Officer

Date: May 15, 2003	By:	/s/ KENNETH W. EDIC Kenneth W. Edic Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Randall J. Fagundo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Coin Merchandising, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ RANDALL J. FAGUNDO Randall J. Fagundo Chief Executive Officer

CERTIFICATIONS

I, Kenneth W. Edic, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of American Coin Merchandising, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ KENNETH W. EDIC Kenneth W. Edic Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Written Statements of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)