Form 10-Q
period 2003-06-30
AMERICAN COIN MERCHANDISING INC
filed 2003-08-14
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

As of August 13, 2003, the registrant had 1,000 shares of its $0.01 par value common stock outstanding.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations—Three Months Ended June 30, 2003 (successor), Three Months Ended June 30, 2002 (successor), Six Months Ended June 30, 2003 (successor), Five Months Ended June 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	4
	Condensed Consolidated Statements of Cash Flows—Six Months Ended June 30, 2003 (successor), Five Months Ended June 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,021	$4,178
Trade accounts and other receivables, net	1,224	1,069
Inventories, net	19,707	11,512
Prepaid expenses and other assets	4,203	3,035

Total current assets	29,155	19,794

Property and equipment, at cost:
Vending machines	60,426	40,738
Vehicles	4,403	4,622
Office equipment, furniture and fixtures	5,640	4,485

	70,469	49,845
Less accumulated depreciation	(12,940)	(7,870)

Property and equipment, net	57,529	41,975
Placement fees, net of accumulated amortization of $3,886 in 2003 and $1,154 in 2002	2,045	2,080
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $325 in 2003 and $103 in 2002	83,279	65,693
Other assets, net of accumulated amortization of $2,127 in 2003 and $638 in 2002	9,707	6,831

Total assets	$181,715	$136,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,449	$4,718
Accounts payable	11,648	3,656
Accrued commissions	3,275	3,392
Other accrued expenses	3,208	1,961

Total current liabilities	23,580	13,727
Long-term debt, net of current portion	103,815	79,593
Other liabilities	996	789
Fair value of interest rate collar agreement	1,292	1,248

Total liabilities	129,683	95,357
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	13,000	12,974
Stockholders’ equity:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	41,129	28,629
Accumulated deficit	(2,097)	(587)

Total stockholders’ equity	39,032	28,042

Total liabilities and stockholders’ equity	$181,715	$136,373

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Successor				Predecessor

	Three	Three	Six	Five	One
	Months	Months	Months	Months	Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2003	2002	2003	2002	2002

Revenue:
Vending	$48,441	$33,492	$85,557	$57,585	$10,880
Franchise and other	1,023	598	1,902	948	199

Total revenue	49,464	34,090	87,459	58,533	11,079

Cost of revenue:
Vending, excluding related depreciation and amortization	34,534	22,623	60,067	38,481	7,568
Depreciation and amortization	3,404	3,145	6,556	5,236	1,013

Total cost of vending	37,938	25,768	66,623	43,717	8,581
Franchise and other	518	50	1,052	325	192

Total cost of revenue	38,456	25,818	67,675	44,042	8,773

Gross profit	11,008	8,272	19,784	14,491	2,306
General and administrative expenses	8,441	6,026	15,038	9,990	3,617
Depreciation and amortization	292	269	501	453	96
Restructuring charge	320	—	320	—	—
Loss on debt refinancing	—	—	—	—	1,727

Operating earnings (loss)	1,955	1,977	3,925	4,048	(3,134)
Interest expense, net	3,438	2,880	6,316	4,606	390
Change in fair value of interest rate collar	(8)	600	44	600	—

Loss before income taxes	(1,475)	(1,503)	(2,435)	(1,158)	(3,524)
Income tax benefit	560	576	925	445	1,339

Net loss	$(915)	$(927)	$(1,510)	$(713)	$(2,185)

Basic and diluted loss per share of common stock					$(0.33)
Basic and diluted weighted average common shares					6,545

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Successor		Predecessor

	Six	Five	One
	Months	Months	Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2003	2002	2002

Cash flows from operating activities:
Net loss	$(1,510)	$(713)	$(2,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities— Depreciation and amortization	7,750	6,393	1,146
Change in fair value of interest rate collar, net of cash paid	44	600	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(155)	(15)	96
Inventories	(1,460)	(1,563)	1,233
Prepaid expenses and other assets	(2,959)	(1,631)	(5,468)
Accounts payable, accrued expenses and other liabilities	3,835	3,042	(1,260)

Net cash provided by (used in) operating activities	5,545	6,113	(6,438)

Cash flows from investing activities:
Purchases of property and equipment, net	(7,528)	(5,104)	(436)
Acquisitions	(34,375)	—	—
Placement fees	(1,252)	(1,041)	(300)

Net cash used in investing activities	(43,155)	(6,145)	(736)

Cash flows from financing activities:
Net (payments) borrowings on current credit facilities	25,237	(2,023)	82,703
Net payments on previous credit facility	—	—	(44,500)
Principal payments on long-term debt	(284)	(82)	(16)
Net issuance (purchase) of common stock net of offering costs	—	—	(31,825)
Equity contribution from parent	12,500	—	—

Net cash provided by (used in) financing activities	37,453	(2,105)	6,362

Net decrease in cash and cash equivalents	(157)	(2,137)	(812)
Cash and cash equivalents at beginning of period	4,178	3,254	4,066

Cash and cash equivalents at end of period	$4,021	$1,117	$3,254

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc., Folz Vending, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate more than 159,000 coin-operated amusement vending machines. Over 17,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items and the majority of the other machines dispense bulk gum, candy and novelty items. The Company also operates kiddie rides, video games and other amusement equipment. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At June 30, 2003, the Company had 37 field offices with operations in 49 states and Puerto Rico. The Company also sells products and amusement vending equipment to franchisees and third parties. At June 30, 2003, there were seven franchisees operating in 10 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $63.1 million of costs in excess of assets acquired as a result of the ACMI Holdings, Inc. acquisition that was accounted for using the purchase method of accounting. The transaction was approved at a stockholders meeting held on February 5, 2002. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor periods and those subsequent to the acquisition are denoted as successor periods.

     The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the June 30, 2003 presentation. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, valuation of long-lived and intangible assets and costs in excess of assets acquired, and placement fees and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates.

     In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at June 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended June 30, 2003, the three months ended June 30, 2002, the six months ended June 30, 2003, the five months ended June 30, 2002 and the one month ended January 31, 2002.

     The operating results for the periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2) Acquisitions

     On April 15, 2003, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of additional senior subordinated notes and an equity contribution received from its parent company, ACMI Holdings, Inc.

     The components of the purchase price and its preliminary allocation to the assets and liabilities are as follows:

Sources of funding:
Borrowings under credit facility	$3,289
Issuance of senior subordinated notes	6,500
Equity contribution	12,500

Total purchase price	22,289
Allocation of purchase price:
Assets acquired
Inventories	6,147
Prepaid expenses and other assets	319
Property and equipment	9,211
Other assets	187
Liabilities assumed
Accounts payable	(2,745)
Accrued commissions	(838)
Other accrued expenses	(1,181)

Costs in excess of assets acquired and other untangible assets	$11,189

     The allocation of the purchase price was based on preliminary estimates of fair value of the assets acquired and may be subject to additional adjustment. The Company has not completed its valuation of costs in excess of assets acquired and other untangible assets, but expects to do so in the next few months.

     The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of future operating results. Such information is subject to the assumptions set forth in the notes to the pro forma financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Amounts in thousands)

	Consolidated		Elimination
	American Coin		of	Adjustments
	Merchandising,	Historical	Operations	for the
	Inc.	Combined	Not	Acquisition
	As Reported	Folz	Acquired	of Folz		Pro Forma

	(a)	(b)	(c)
Total revenue	$87,459	$14,527	$(1,153)	$—		$100,833

Cost of revenue:
Vending	60,067	11,634	(958)	—		70,743
Depreciation	6,556	541	(36)	(133	)(d)	6,928

Total cost of vending	66,623	12,175	(994)	(133)		77,671
Franchise and other	1,052	—	—	—		1,052

Total cost of revenue	67,675	12,175	(994)	(133)		78,723

Gross profit	19,784	2,352	(159)	133		22,110

General and administrative	15,038	2,254	(234)	—		17,058
Depreciation and amortization	501	103	—	(26	)(d)	578
Restructuring	320	—	—	—		320
Loss on debt refinancing	—	—	—	—		—

Operating earnings (loss)	3,925	(5)	75	159		4,154
Interest expense	6,316	136	—	267	(e)	6,719
Change in fair value of collar	44	—	—	—		44

(Loss) earnings before income tax	(2,435)	(141)	75	(108)		(2,609)
Income tax benefit (expense)	925	(10)	—	76	(f)	991

Net (loss) earnings	$(1,510)	$(151)	$75	$(32)		$(1,618)

(a)	Includes the Folz operations from the April 15, 2003 acquisition date.

(b)	Reflects Folz historical operations from January 1, 2003 through April 15, 2003, the date of the Folz acquisition.

(c)	Represents the elimination of financial information related to Folz operations that were not part of the purchase transaction but were included in the historical combined Folz financial statements.

(d)	Represents the adjustments to depreciation expense as a result of the impact of conforming the depreciation lives to those of the Company and recalculating depreciation based on the estimated fair value, which approximates the net book value of the assets.

(e)	Represents the elimination of historical Folz interest expense and the increase in interest expense as a result of the increased borrowings under the Company’s credit facilities to finance the purchase. Interest expense on such borrowings is calculated using as assumed weighted average rate of 12.5%.

(f)	Represents additional income tax expense for (i) the income of Folz, as no federal income tax expense has historically been included in the Folz financial statements because Folz’s primary operating entity has elected to be treated as an S Corporation for tax purposes, and (ii) the tax benefits of increased interest expense. Income tax expense is computed using the Registrant’s historical statutory income tax rate of 38.0%.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(Amounts in thousands)

	Consolidated		Elimination of	Adjustments
	American Coin	Historical	Operations	for the
	Merchandising,	Combined	Not	Acquisition
	Inc.	Folz	Acquired	of Folz		Pro Forma

	(a)		(b)
Total revenue	$69,612	$26,626	$(1,978)	$–		$94,260

Cost of revenue:
Vending	46,049	20,606	(1,595)	–		65,060
Depreciation	6,249	1,076	(85)	(353	)(c)	6,887

Total cost of vending	52,298	21,682	(1,680)	(353)		71,947
Franchise and other	517	–	–	–		517

Total cost of revenue	52,815	21,682	(1,680)	(353)		72,464

Gross profit	16,797	4,944	(298)	353		21,796

General and administrative	13,607	3,886	(231)	–		17,262
Depreciation and amortization	549	203	–	(71	)(c)	681
Loss on debt refinancing	1,727	–	–	–		1,727

Operating earnings (loss)	914	855	(67)	424		2,126
Interest expense	4,996	444	(5)	251	(d)	5,686
Change in fair value of collar	600	–	–	–		600

(Loss) earnings before income tax	(4,682)	411	(62)	173		(4,160)
Income tax benefit (expense)	1,784	–	–	(203	)(e)	1,581

Net (loss) earnings	$(2,898)	$411	$(62)	$(30)		$(2,579)

(a)	The Company’s historical condensed statement of operations for the six months ended June 30, 2002 provided herein combines the operating results for the five months ended June 30, 2002 with the operating results for the one month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America; however, the Company believes that this presentation is meaningful in the context of this pro forma presentation.

(b)	Represents the elimination of financial information related to Folz entities that were not part of the purchase transaction but were included in the historical combined Folz financial statements.

(c)	Represents the adjustments to depreciation expense as a result of the impact of conforming the depreciation lives to those of the Company and recalculating depreciation based on the estimated fair value, which approximates the net book value of the assets.

(d)	Represents the elimination of historical Folz interest expense and the increase in interest expense as a result of the increased borrowings under the Company’s credit facilities to finance the purchase. Interest expense on such borrowings is calculated using as assumed weighted average rate of 12.5%.

(e)	Represents additional income tax expense for (i) the income of Folz, as no federal income tax expense has historically been included in the Folz financial statements because Folz’s primary operating entity has elected to be treated as an S Corporation for tax purposes, and (ii) the tax benefits of increased interest expense. Income tax expense is computed using the Registrant’s historical statutory income tax rate of 38.0%.

     The Company also made several smaller acquisitions during the second quarter of 2003. On May 30, 2003, the Company purchased certain amusement vending assets from, and assumed certain liabilities of, GamePlan, Inc. and Pinball Wizard, Inc. (collectively “GamePlan”) for $8.6 million. On May 30, 2003, the Company acquired certain amusement vending assets from a former franchisee for $709,000. On June 19, 2003, the Company purchased certain assets consisting of kiddie rides from another operator for $1.4 million. The Company utilized its credit facility to fund all of these acquisitions.

(3) Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. As of June 30, 2003, no amounts had been charged against the $320,000 restructuring accrual. The restructuring accrual is included in other accrued expenses in the accompanying condensed consolidated balance sheets and follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

(4) Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) earnings and basic and diluted (loss) earnings per share would have been increased or reduced to the pro forma amounts indicated below (amounts in thousands, except per share data):

	Successor				Predecessor

	Three	Three	Six	Five	One
	Months	Months	Months	Months	Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2003	2002	2003	2002	2002

Net (loss) earnings
As reported	$(915)	$(927)	$(1,510)	$(713)	$(2,185)
Pro forma	$(941)	$(947)	$(1,561)	$(747)	$(2,400)
Basic and diluted loss per share
As reported					$(0.33)
Pro forma					$(0.37)

(5) Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor		Predecessor

	Six	Five	One
	Months	Months	Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2003	2002	2002

Cash paid during the period:
Interest paid	$4,693	$3,553	$560
Income taxes paid	$56	$72	$3

(6) Income Taxes

     Income taxes for interim periods are computed using the anticipated effective tax rate for the year.

(7) Cost in Excess of Assets Acquired and Other Intangible Assets

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

(8) Long-Term Debt

     The Company amended and restated its senior secured credit facility on April 15, 2003, in conjunction with the acquisition of Folz. The amended senior secured credit facility is comprised of a $12.0 million revolving credit facility and provides for up to $70.0 million of term debt. The $70.0 million of outstanding term debt is comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. At June 30, 2003, there was $6.5 million outstanding on the revolver, $770,000 utilized by letters of credit, and $4.7 million available under the revolving credit facility. The revolving credit facility expires on March 31, 2007. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on the credit facility at June 30, 2003 was 6.6%.

     In connection with the Folz acquisition, the Company also issued an additional $6.5 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest payable on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. As of June 30, 2003, total senior subordinated notes outstanding were $32.8 million including $1.3 million of payment in kind notes the Company issued in lieu of cash interest on these notes.

(9) Interest Rate Collar

     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

     Management believes it is prudent to limit the variability of a portion of its interest payments, and the Company is obligated under terms of its debt agreements to limit the variability of a portion of its interest payments. Accordingly, the Company entered into an interest rate collar instrument on March 28, 2002, with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount was $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate. This agreement reduces the risk of interest rate increases to the Company above the cap rate.

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument does not qualify for hedge accounting treatment under SFAS No. 133. Accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the condensed consolidated statements of operations. The Company paid $174,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the condensed consolidated statements of operations. The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at June 30, 2003 is a liability of $1.3 million. The fair value recorded at December 31, 2002 was a liability of $1.2 million. Accordingly, the change in fair value of this non-hedging derivative instrument is reflected as a net expense of $44,000 for the six months ending June 30, 2003. The Company does not speculate using derivative instruments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Forward-looking statements may include the words “believes,” “expects,” “plans,” “intends,” “anticipates,” “continues” or other similar expressions. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     In order to provide a meaningful basis of comparing the Company’s operating results, the operating results for the five months ended June 30, 2002 have been combined with the operating results for the one month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accepted accounting principles generally accepted in the United States of America. The combined Company results for the three-month period ended June 30, 2003 are comparable to the three-month period ended June 30, 2002.

General

     The Company and its franchisees own and operate coin-operated amusement vending equipment. The majority of the Company’s revenues are derived from skill-crane machines (“Shoppes”) that dispense plush toys, watches, jewelry, novelties and other items. Subsequent to the acquisition of Folz as defined below, the Company now operates a significant number of machines that dispense bulk gum, candy and novelty items. The Company also operates kiddie rides, video games and other amusement equipment. A large portion of the Company’s revenue and gross profit is derived from Company-owned Shoppes. The Company’s revenue and gross profit in a particular period is directly related to the number of Shoppes and bulk vending equipment in operation during the period. Management believes that the Company’s business is seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation, and direct service costs.

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

     On April 15, 2003, the Company, through a wholly owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of $6.5 million of additional senior subordinated notes and a $12.5 million equity contribution received from its parent Company ACMI Holdings, Inc. In addition to the Folz acquisition, the Company made a number of other smaller asset acquisitions during the second quarter of 2003 in the aggregate amount of $10.7 million, all funded through the Company’s credit facility.

     Franchise and other revenue represent the Company’s percentage of gross vending revenue generated by Shoppes owned and operated by franchisees. Franchise and other revenue also includes product and amusement vending equipment sold to franchisees and non-franchisees to vend in the Shoppes and sales of amusement vending equipment to third parties.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2003 Compared to June 30, 2002

Revenue

     Total revenue for the three months ended June 30, 2003 increased 45.1% to $49.5 million from $34.1 million for the same period in 2002.

     Vending revenue increased $14.9 million or 44.6% for the three months ended June 30, 2003 to $48.4 million from $33.5 million for the comparable period in 2002, primarily as a result of an increase in the number of coin operated amusement vending machines in place. Total amusement vending equipment in place increased from approximately 26,000 machines at June 30, 2002 to approximately 159,000 machines at June 30, 2003, including an increase in Shoppes from 14,000 to 17,000. These increases are the result of the Folz, GamePlan and other asset acquisitions completed during the quarter ended June 30, 2003 and internal growth.

     The Company has recently experienced growth primarily through its recent acquisitions, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes, as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. There is no assurance, however, that the Company will be able to place and service additional Shoppes.

     Franchise and other revenue increased $425,000 or 71.1% for the second quarter of 2003 to $1.0 million from $600,000 for the same period in 2002, due primarily to increased sales of amusement vending equipment to third parties. The Company acquired certain skill-crane manufacturing and kiddie ride assets during the third quarter of 2002. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations (including depreciation and amortization) for the three months ended June 30, 2003 increased $12.2 million or 47.2% to $37.9 million from $25.8 million for the comparable period in 2002 primarily due to the Company’s acquisition activities. The vending operations’ contribution to gross profit for the second quarter of 2003 increased $2.8 million to $10.5 million compared to the comparable period in 2002. The vending gross profit achieved during the second quarter of 2003 was 21.7% of vending revenue, which represents a 6.1 percentage point decrease from the gross profit percentage achieved during the second quarter of 2002. The decrease in vending gross profit percentage is due primarily from the change in the mix to include more lower margin bulk vending revenues after the Folz acquisition.

     Substantially all the Company’s plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other such products from third-party vendors. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. While the Company believes that there are a sufficient number of alternative sources of supply, no assurance can be given that in the event of any such disruption, alternative sources will be available, or that the Company will be able to obtain favorable pricing from such sources.

     For the second quarter of 2003, gross profit on franchise and other revenue decreased to $505,000 as compared to $548,000 for the second quarter of 2002. The decrease in gross profit dollars results from the timing of amusement vending equipment sales to third parties.

Operating Expenses

     General and administrative expenses (including depreciation and amortization) increased $2.4 million to $8.7 million for the three months ended June 30, 2003, but decreased as a percentage of revenue to 17.7% as compared to 18.5% for the comparable period in 2002. General and administrative expense for the second quarter of 2002, excluding $1.9 million of transaction related costs, were $6.1 million or 17.2% as a percentage of revenue. The increase in general and administrative expenses for the second quarter of 2003 as compared to 2002, excluding transaction expenses in 2002, was primarily due to the addition of personnel to support the acquired operations and additional personnel in the sales and marketing and logistics and support areas to better manage the Company’s current and expected future operations.

Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. As of June 30, 2003, no amounts had been charged against the $320,000 restructuring accrual. The restructuring accrual is included in other accrued expenses in the accompanying condensed consolidated balance sheet.

Operating Earnings (Loss)

     Operating earnings for the three months ended June 30, 2003 were $2.0 million, or 4.0% of total revenue, as compared to operating earnings of $2.0 million or 5.8% of total revenue for the comparable period in 2002. Operating earnings excluding the restructuring charge were $2.3 million or 4.6% of revenue for the quarter ended June 30, 2003.

Interest Expense, Net

     Interest expense for the second quarter of 2003 increased $558,000 to $3.4 million as compared to the same period in 2002. The Company’s interest expense is directly related to a higher level of borrowings after the ACMI Holdings, Inc. transaction in February of 2002, the Folz and GamePlan acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Earnings (Loss)

     The net loss for the second quarter of 2003 was $913,000 compared to a net loss of $927,000 for the comparable period in 2002.

Six-Month Period Ended June 30, 2003 Compared to June 30, 2002

Revenue

     For the six months ended June 30, 2003, total revenues increased 25.6% to $87.5 million from $69.6 million in the prior year period.

     For the six months ended June 30, 2003, vending revenue increased to $85.6 million compared to $68.5 million for the prior year period, primarily as a result of the increase in the number of coin operated amusement vending machines in place. As a result of the Folz, GamePlan and other asset acquisitions, and internal growth during the period, total equipment placed increased from approximately 26,000 machines at June 30, 2002 to 159,000 machines at June 30, 2003 including an increase in Shoppes from 14,000 to 17,000.

     The Company has recently experienced growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability and the ability of its franchisees to place additional Shoppes, as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. There is no assurance, however, that the Company will be able to place and service additional Shoppes.

     Franchise and other revenues increased 65.8% to $1.9 million for the six months ended June 30, 2003 compared to $1.1 million for the same period in 2002 due primarily to increased sales of amusement vending equipment to third parties. The Company acquired certain skill-crane manufacturing and kiddie ride assets during the third quarter of 2002. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations (including depreciation and amortization) for the six months ended June 30, 2003 increased $14.3 million or 27.4% to $66.6 million from $52.3 million for the comparable period in 2002 primarily due to the Company’s acquisition activities. The vending operations’ contribution to gross profit for the six months ended June 30, 2003 increased $2.8 million to $18.9 million compared to the comparable period in 2002. The vending gross profit achieved during the six months ended June 30, 2003 was 22.1% of vending revenue, which represents a 1.5 percentage point decrease from the gross profit percentage achieved during the six months ended June 30, 2002. The decrease in vending gross profit percentage results primarily from the change in the mix to include more lower margin bulk vending revenues after the Folz acquisition.

     Substantially all the Company’s plush toys and other products dispensed from the Shoppes are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other such products from third-party vendors. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. While the Company believes that there are a sufficient number of alternative sources of supply, no assurance can be given that in the event of any such disruption, alternative sources will be available, or that the Company will be able to obtain favorable pricing from such sources.

     For the six months ended June 30, 2003, gross profit on franchise and other revenue increased to $850,000 compared to $630,000 for the six months ended June 30, 2002. The increase in gross profit results from the addition of amusement vending equipment sales to third parties.

Operating Expenses

     General and administrative expenses (including depreciation and amortization) increased $1.3 million to $15.5 million for the six months ended June 30, 2003, and decreased as a percentage of revenue to 17.8% as compared to 22.1% for the comparable period in 2002. General and administrative expense for the six months ended June 30, 2002, excluding $1.9 million of transaction related costs, were $12.2 million or 17.6% as a percentage of revenue. The increase in general and administrative expenses for the six months ended June 30, 2003 as compared to 2002, excluding transaction expenses in 2002, was primarily due to the additional of personnel to support the acquired operations and additional personnel in the sales and marketing, logistics and support areas to better manage the Company’s current and expected future operations.

     The loss on debt refinancing of $1.7 million for the six months ended June 30, 2002 relates to the refinancing of the Company’s $55.0 million credit facility in February 2002, which was scheduled to mature in December 2003. The loss results from the write-off of loan origination fees related to the previous credit facility. Prior to the January 1, 2003 adoption of SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” gains and losses from extinguishments of debt were recorded as extraordinary items, net of tax. The 2002 loss on debt refinancing has been reclassified in the accompanying condensed consolidated statements of operations in accordance with SFAS No. 145.

Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. As of June 30, 2003, no amounts had been charged against the $320,000 restructuring accrual. The restructuring accrual is included in other accrued expenses in the accompanying condensed consolidated balance sheet.

Operating Earnings (Loss)

     Operating earnings for the six months ended June 30, 2003 increased to $3.9 million, or 4.5% of total revenue, as compared to operating income of $914,000 or 1.3% of total revenue for the comparable period in 2002. Operating earning in 2003 include $320,000 of restructuring charges. The operating earnings in 2002 include transaction related costs totaling $1.9 million and the loss on debt refinancing of $1.7 million.

Interest Expense, Net

     Interest expense for the six months ended June 30, 2003 increased $1.3 million to $6.3 million as compared to the same period in 2002. The Company’s interest expense is directly related to a higher level of borrowings after the ACMI Holdings, Inc. transaction in February of 2002, the Folz and GamePlan acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Earnings (Loss)

     For the six months ended June 30, 2003, the net loss was $1.5 million compared to a net loss of $2.9 million for the comparable period in 2002. The 2002 net loss resulted primarily from transaction related costs and the loss on debt refinancing.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

     On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, valuation of long-lived and intangible assets and costs in excess of assets acquired. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. This could be mitigated by the reversal of future taxable temporary differences in property, plant and equipment that could create taxable income to help utilize the deferred tax assets.

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

     When the Company determines that the carrying value of costs in excess of assets acquired and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the fair value of the projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in the Company’s current business model.

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

     Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2003 while net cash used in operating activities was $325,000 for the six months ended June 30, 2002. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $43.2 million for the six months ended June 30, 2003 and $6.9 million for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2003 and 2002 were $7.5 million and $5.5 million, respectively, of which $7.1 million and $5.0 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash provided by financing activities was $37.5 million for the six months ended June 30, 2003 and $4.3 million for the six months ended June 30, 2002. Financing activities consist primarily of borrowing on the Company’s current credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc. and the repayment of the Company’s previous credit facility, other debt obligations and equity contributions of ACMI Holdings, Inc.

     At June 30, 2003, the Company had an $82.0 million senior secured credit facility comprised of a $12.0 million revolving credit facility and $70.0 million of term loans comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. The Company can borrow up to $12.0 million through March 31, 2007 under the terms of the revolving credit facility. As of June 30, 2003, there was $6.5 million of revolving loans outstanding, $770,000 of letters of credit outstanding, and $4.7 million available under the revolving credit facility. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at June 30, 2003 was 6.6%. The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company.

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

     The Company has issued $32.8 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest payable on these notes is 13% with the balance of interest payable in the form of payment in kind notes. Included in the $32.8 million total for the senior subordinated notes is $1.3 million of payment in kind notes issued in lieu of interest. The note purchase agreement requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments.

     In conjunction with the acquisition of Folz on April 15, 2003, the Company received a $12.5 million equity contribution by its parent company ACMI Holdings, Inc. to fund a portion of the acquisition.

     The Company may use a portion of its capital resources to effect acquisitions of franchisees, other companies or other amusement vending assets. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Company management believes that funds generated from operations and borrowings available under its credit facility will be sufficient to meet the Company’s foreseeable operating and capital expenditure requirements.

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

Impact of Recently Issued Accounting Standards

     On January 1, 2003, the Company adopted SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinded the required classification of gains and losses from extinguishments of debt as an extraordinary item, net of tax, and eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this pronouncement resulted in a reclassification of $1.7 million from an extraordinary item to operations.

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 requires such a liability to be recognized at the time that an entity committed to an exit plan. As of June 30, 2003, the Company complied with SFAS No. 146 and recorded $320,000 of restructuring costs.

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

     In May 2003, the FASB released SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. For manditorily redeemable financial instruments, “dividends” and other amounts paid or accrued prior to reclassification of the instrument as a liability shall not be reclassified as interest cost upon transition. Restatement of financial statements for earlier years presented is not permitted. This opinion will impact the classification of the Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures in the third quarter of 2003.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities to the extent they are material. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

     On January 1, 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively dispense risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provision of Interpretation No. 46 to variable interest entities created after July 1, 2003. The adoption of this standard did not have an impact on the Company’s financial position or results of its operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As required under the Company’s senior secured credit facility, on March 28, 2002 the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount was $27.5 million amortizing over a three-year period. The initial floor rate is 3.0% increasing 1.0% per year over the life of the agreement and the initial cap rate is 4.0% increasing 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate. If the three-month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $63,000 per quarter. The Company’s outstanding debt obligations are at variable interest rates and consequently the fair value approximates the carrying value.

Item 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

A report on Form 8-K was filed with the SEC on April 30, 2003 disclosing that the Company had completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc., pursuant to an Asset Purchase Agreement dated March 14, 2003.

A report on Form 8-K/A was filed with the SEC on June 30, 2003 providing the required financial statements and pro forma financial information related to the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its subsidiary Folz Novelty Co., Inc., pursuant to an Asset Purchase Agreement dated March 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC.

(Registrant)

Date: August 14, 2003	By: /s/ RANDALL J. FAGUNDO

Randall J. Fagundo
Chief Executive Officer

Date: August 14, 2003	By: /s/ KENNETH W. EDIC

Kenneth W. Edic
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002