Form 10-Q
period 2003-09-30
AMERICAN COIN MERCHANDISING INC
filed 2003-11-14
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 10, 2003, the registrant had 1,000 shares of its $0.01 par value common stock outstanding.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets-September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations-Three Months Ended September 30, 2003 (successor), Three Months Ended September 30, 2002 (successor), Nine Months Ended September 30, 2003 (successor), Eight Months Ended September 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	4
Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2003 (successor), Eight Months Ended September 30, 2002 (successor), One Month Ended January 31, 2002 (predecessor)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,515	$4,178
Trade accounts and other receivables, net	2,062	1,069
Inventories, net	20,937	11,512
Prepaid expenses and other assets	5,143	3,035

Total current assets	32,657	19,794

Property and equipment, at cost:
Vending machines	64,852	40,738
Vehicles	4,287	4,622
Office equipment, furniture and fixtures	5,769	4,485

	74,908	49,845
Less accumulated depreciation	(15,780)	(7,870)

Property and equipment, net	59,128	41,975
Placement fees, net of accumulated amortization of $4,544 in 2003 and $2,599 in 2002	2,049	2,080
Costs in excess of assets acquired and other intangible assets, net of accumulated amortization of $356 in 2003 and $221 in 2002	83,248	65,693
Other assets, net of accumulated amortization of $2,634 in 2003 and $1,409 in 2002	8,848	6,831

Total assets	$185,930	$136,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,804	$4,718
Accounts payable	14,228	3,656
Accrued commissions	3,345	3,392
Other accrued expenses	3,026	1,961

Total current liabilities	26,403	13,727
Long-term debt, net of current portion	104,741	79,593
Other liabilities	880	789
Fair value of interest rate collar agreement	1,114	1,248

Total liabilities	133,138	95,357
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures	13,012	12,974
Stockholders’ equity:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	41,129	28,629
Accumulated deficit	(1,349)	(587)

Total stockholders’ equity	39,780	28,042

Total liabilities and stockholders’ equity	$185,930	$136,373

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Successor				Predecessor

	Three	Three	Nine	Eight	One
	Months	Months	Months	Months	Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2003	2002	2003	2002	2002

Revenue:
Vending	$55,293	$35,207	$140,852	$92,792	$10,880
Franchise and other	1,239	573	3,141	1,521	199

Total revenue	56,532	35,780	143,993	94,313	11,079

Cost of revenue:
Vending, excluding related depreciation and amortization	37,728	23,154	97,740	61,447	7,650
Depreciation and amortization	3,444	3,189	10,012	8,425	1,013

Total cost of vending	41,172	26,343	107,752	69,872	8,663
Franchise and other	910	169	2,041	682	110

Total cost of revenue	42,082	26,512	109,793	70,554	8,773

Gross profit	14,450	9,268	34,200	23,759	2,306
General and administrative expenses	9,372	5,854	24,390	15,844	3,617
Depreciation and amortization	291	246	781	699	96
Restructuring charge	—	—	320	—	—
Loss on debt refinancing	—	—	—	—	1,727

Operating earnings (loss)	4,787	3,168	8,709	7,216	(3,134)
Interest expense, net	3,748	2,897	10,064	7,684	390
Change in fair value of interest rate collar	(177)	728	(133)	1,147	—

Earnings (loss) before income taxes	1,216	(457)	(1,222)	(1,615)	(3,524)
Income tax (expense) benefit	(466)	172	460	617	1,339

Net earnings (loss)	$750	$(285)	$(762)	$(998)	$(2,185)

Basic and diluted loss per share of common stock	N/A	N/A	N/A	N/A	$(0.33)
Basic and diluted weighted average common shares	N/A	N/A	N/A	N/A	6,545

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Successor		Predecessor

	Nine	Eight	One
	Months	Months	Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2003	2002	2002

Cash flows from operating activities:
Net loss	$(762)	$(998)	$(2,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities- Depreciation and amortization	11,389	10,151	1,146
Change in fair value of interest rate collar, net of cash paid	(133)	1,147	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(994)	512	96
Inventories	(2,690)	(2,608)	1,233
Prepaid expenses and other assets	(4,047)	(767)	(5,468)
Accounts payable, accrued expenses and other liabilities	7,934	(695)	(1,260)

Net cash provided by (used in) operating activities	10,697	6,742	(6,438)

Cash flows from investing activities:
Purchases of property and equipment, net	(12,128)	(6,491)	(436)
Acquisitions	(35,113)	(1,463)	—
Placement fees	(1,853)	(1,662)	(300)

Net cash used in investing activities	(49,094)	(9,616)	(736)

Cash flows from financing activities:
Net borrowings on current credit facility	26,663	1,620	82,703
Net payments on previous credit facility	—	—	(44,500)
Principal payments on long-term debt	(429)	(132)	(16)
Purchase of common stock net of offering costs	—	—	(31,825)
Equity contribution from parent	12,500	—	—

Net cash provided by financing activities	38,734	1,488	6,362

Net change in cash and cash equivalents	337	(1,386)	(812)
Cash and cash equivalents at beginning of period	4,178	3,254	4,066

Cash and cash equivalents at end of period	$4,515	$1,868	$3,254

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc., Folz Vending, Inc. and American Coin Merchandising Trust I (the “Company”) and its franchisees own and operate approximately 68,000 coin-operated amusement vending machines. Approximately 18,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items, with the majority of the other machines dispensing bulk gum, candy and novelty items. The Company also operates kiddie rides, video games and other amusement equipment. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At September 30, 2003, the Company had 37 field offices with operations in 49 states and Puerto Rico. The Company also sells products and amusement vending equipment to franchisees and third parties. At September 30, 2003, there were seven franchisees operating in 10 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $63.1 million of costs in excess of assets acquired as a result of the ACMI Holdings, Inc. acquisition, that was accounted for using the purchase method of accounting. The transaction was approved at a stockholders’ meeting held on February 5, 2002. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor periods, with those subsequent to the acquisition denoted as successor periods.

     The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the September 30, 2003 presentation. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, valuation of long-lived and intangible assets, costs in excess of assets acquired, and placement fees and other assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates.

     In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at September 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the three months ended September 30, 2003, the three months ended September 30, 2002, the nine months ended September 30, 2003, the eight months ended September 30, 2002 and the one month ended January 31, 2002.

     The operating results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The components of the purchase price and its preliminary allocation to the assets and liabilities are as follows:

Sources of funding:
Borrowings under credit facility	$3,289
Issuance of senior subordinated notes	6,500
Equity contribution	12,500

Total purchase price	22,289
Allocation of purchase price:
Assets acquired Inventories	6,147
Prepaid expenses and other assets	319
Property and equipment	9,211
Other assets	187
Customer relationship intangible asset	5,346
Liabilities assumed Accounts payable	(2,745)
Accrued commissions	(838)
Other accrued expenses	(1,181)

Costs in excess of assets acquired	$5,843

     The allocation of the purchase price was based on preliminary estimates of the fair value of the assets acquired. During the most recent quarter, the Company completed its valuation of costs in excess of assets acquired and other untangible assets and has allocated $5.3 million of purchase price to customer relationships in accordance with Emerging Issues Task Force Issue 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the customer relationship intangible asset over an eight-year period.

     The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of future operating results. Such information is subject to the assumptions set forth in the notes to the pro forma financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Amounts in thousands)

	Consolidated		Elimination
	American Coin		of	Adjustments
	Merchandising,	Historical	Operations	for the
	Inc.,	Combined	Not	Acquisition		Pro
	As Reported	Folz	Acquired	of Folz		Forma

	(a)	(b)	(c)
Total revenue	$143,993	$14,527	$(1,153)	$—		$157,367

Cost of revenue:
Vending	97,740	11,634	(958)	—		108,416
Depreciation	10,012	541	(36)	(133	) (d)	10,384

Total cost of vending	107,752	12,175	(994)	(133)		118,800
Franchise and other	2,041	—	—	—		2,041

Total cost of revenue	109,793	12,175	(994)	(133)		120,841

Gross profit	34,200	2,352	(159)	133		36,526

General and administrative	24,390	2,254	(234)	—		26,410
Depreciation and amortization	781	103	—	475	(d)	1,359
Restructuring	320	—	—	—		320

Operating earnings (loss)	8,709	(5)	75	(342)		8,437
Interest expense	10,064	136	—	267	(e)	10,467
Change in fair value of collar	(133)	—	—	—		(133)

(Loss) earnings before income tax	(1,222)	(141)	75	(609)		(1,897)
Income tax (benefit) expense	460	(10)	—	271	(f)	721

Net earnings (loss)	$(762)	$(151)	$75	$(338)		$(1,176)

(a)	Includes the Folz operations from the April 15, 2003 acquisition date.

(b)	Reflects Folz historical operations from January 1, 2003 through April 15, 2003, the date of the Folz acquisition.

(c)	Represents the elimination of financial information related to Folz operations that were not part of the purchase transaction but were included in the historical combined Folz financial statements.

(d)	Represents the adjustments to depreciation expense as a result of the impact of conforming the depreciation lives to those of the Company and recalculating depreciation based on the estimated fair value, which approximates the net book value of the assets and the amortization of acquisition related intangible assets.

(e)	Represents the elimination of historical Folz interest expense and the increase in interest expense as a result of the increased borrowings under the Company’s credit facilities to finance the purchase. Interest expense on such borrowings is calculated using as assumed weighted average rate of 12.5%.

(f)	Represents additional income tax expense for (i) the income of Folz, as no federal income tax expense has historically been included in the Folz financial statements because Folz’s primary operating entity has elected to be treated as an S Corporation for tax purposes, and (ii) the tax benefits of increased interest expense. Income tax expense is computed using the Company’s historical statutory income tax rate of 38.0%.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(Amounts in thousands)

			Elimination
	Consolidated		of	Adjustments
	American Coin	Historical	Operations	for the
	Merchandising,	Combined	Not	Acquisition		Pro
	Inc.	Folz	Acquired	of Folz		Forma

	(a)		(b)
Total revenue	$105,392	$41,732	$(3,053)	$—		$144,071

Cost of revenue:
Vending	69,097	31,951	(2,366)	—		98,682
Depreciation	9,438	1,615	(128)	(530	) (c)	10,395

Total cost of vending	78,535	33,566	(2,494)	(530)		109,077
Franchise and other	792	—	—	—		792

Total cost of revenue	79,327	33,566	(2,494)	(530)		109,869

Gross profit	26,065	8,166	(559)	530		34,202

General and administrative	19,461	5,894	(334)	—		25,021
Depreciation and amortization	795	305	—	394	(c)	1,494
Loss on debt refinancing	1,727	—	—	—		1,727

Operating earnings (loss)	4,082	1,967	(225)	136		5,960
Interest expense	8,074	621	(4)	418	(d)	9,109
Change in fair value of collar	1,147	—	—	—		1,147

(Loss) earnings before income tax	(5,139)	1,346	(221)	(282)		(4,296)
Income tax benefit (expense)	1,956	—	—	(323	) (e)	1,633

Net (loss) earnings	$(3,183)	$1,346	$(221)	$(605)		$(2,663)

(a)	The Company’s historical condensed statement of operations for the nine months ended September 30, 2002 provided herein combines the operating results for the eight months ended September 30, 2002 with the operating results for the one month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America; however, the Company believes that this presentation is meaningful in the context of this pro forma presentation.

(b)	Represents the elimination of financial information related to Folz entities that were not part of the purchase transaction but were included in the historical combined Folz financial statements.

(c)	Represents the adjustments to depreciation expense as a result of the impact of conforming the depreciation lives to those of the Company and recalculating depreciation based on the estimated fair value, which approximates the net book value of the assets and the amortization of acquisition related intangible assets.

(d)	Represents the elimination of historical Folz interest expense and the increase in interest expense as a result of the increased borrowings under the Company’s credit facilities to finance the purchase. Interest expense on such borrowings is calculated using an assumed weighted average rate of 12.5%.

(e)	Represents additional income tax expense for (i) the income of Folz, as no federal income tax expense has historically been included in the Folz financial statements because Folz’s primary operating entity has elected to be treated as an S Corporation for tax purposes, and (ii) the tax benefits of increased interest expense. Income tax expense is computed using the Company’s historical statutory income tax rate of 38.0%.

     The Company also made several smaller acquisitions during the second quarter of 2003. On May 30, 2003, the Company purchased certain amusement vending assets from, and assumed certain liabilities of, GamePlan, Inc. and Pinball Wizard, Inc. (collectively “GamePlan”) for $8.6 million. On May 30, 2003, the Company acquired certain amusement vending assets from a former franchisee for $709,000. On June 19, 2003, the Company purchased certain assets consisting of kiddie rides from another operator for $1.4 million. The Company utilized its credit facility to fund all of these acquisitions. Based on the preliminary estimates of the fair value of the assets acquired in these acquisitions, the Company has allocated $6.5 million of the $10.7 million total acquisition cost to costs in excess of assets acquired and other intangible assets.

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

     The activity in the restructuring accrual is as follows:

Balance, December 31, 2002	$—
Expense	320
Payments	(105)

Balance, September 30, 2003	$215

(4) Stock-Based Compensation

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

	Successor				Predecessor

	Three	Three	Nine	Eight	One
	Months	Months	Months	Months	Month
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2003	2002	2003	2002	2002

Net (loss) earnings
As reported	$750	$(285)	$(762)	$(998)	$(2,185)
Pro forma	$724	$(313)	$(839)	$1,081)	$(2,400)
Basic and diluted loss per share
As reported	N/A	N/A	N/A	N/A	$(0.33)
Pro forma	N/A	N/A	N/A	N/A	$(0.37)

(5) Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor		Predecessor

	Nine	Eight	One
	Months	Months	Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2003	2002	2002

Cash paid during the period:
Interest paid	$7,764	$5,833	$560
Income taxes paid	$94	$85	$3

(6) Income Taxes

     Income taxes for interim periods are computed using the anticipated effective tax rate for the year.

(7) Cost in Excess of Assets Acquired and Other Intangible Assets

     The Company periodically reviews and evaluates its cost in excess of assets acquired and other intangible assets for potential impairment. Effective January 1, 2002, the beginning of the Company’s 2002 fiscal year, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which cost in excess of assets acquired is no longer amortized but instead is assessed for impairment at least annually. In accordance with SFAS No. 142, the Company evaluated its costs in excess of assets acquired and other intangible assets for possible impairment during 2003 and concluded that there were no indications of impairment.

(8) Long-Term Debt

     The Company amended and restated its senior secured credit facility on April 15, 2003, in conjunction with the acquisition of Folz. The amended senior secured credit facility is comprised of a $12.0 million revolving credit facility and provides for up to $70.0 million of term debt. The $70.0 million term debt facility is comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. As of September 30, 2003, there was $68.7 million of total term loans outstanding. As of September 30, 2003, there was $8.7 million outstanding on the revolver, $1.2 million utilized by letters of credit, and $2.1 million available under the revolving credit facility. The revolving credit facility expires on March 31, 2007. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on the credit facility at September 30, 2003 was 6.0%.

     In connection with the Folz acquisition, the Company also issued an additional $6.5 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest payable on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. As of September 30, 2003, total senior subordinated notes outstanding were $33.2 million including $1.7 million of payment in kind notes the Company issued in lieu of cash interest on these notes.

(9) Mandatorily Redeemable Preferred Securities

     In September 1998, American Coin Merchandising Trust I (the “Trust”), the Company’s wholly owned subsidiary trust, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the “Trust Preferred Securities”). The Company recognizes periodic interest using the effective interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the “Subordinated Debentures”) due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distribution on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

     The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. In November 2003, the FASB deferred certain provisions of SFAS No. 150 through FASB Position (FSP) 150-3. The Company’s mandatorily redeemable preferred securities fall under the guidance of FSP 150-3 and consequently the Company has not adopted the proposed classification of measurement requirements of SFAS No. 150. The mandatorily redeemable preferred securities are currently being accreted to their $17 million stated amount.

(10) Interest Rate Collar

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

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument does not qualify for hedge accounting treatment under SFAS No. 133. Accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the condensed consolidated statements of operations. The Company paid $183,000 during the third quarter and $461,000 for the nine months ended September 30, 2003 since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the condensed consolidated statements of operations. The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at September 30, 2003 is a liability of $1.1 million. The fair value recorded at December 31, 2002 was a liability of $1.2 million. Accordingly, the change in fair value of this non-hedging derivative instrument is included as a net expense reduction of $133,000 for the nine months ending September 30, 2003. The Company does not speculate using derivative instruments.

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

     In order to provide a meaningful basis of comparing the Company’s operating results for the nine months ended September 30, 2003 with the comparable period from the prior year, the operating results for the eight months ended September 30, 2002 have been combined with the operating results for the one month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accounting principles generally accepted in the United States of America. The combined Company results for the three-month period ended September 30, 2003 are comparable to the three-month period ended September 30, 2002.

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

     On April 15, 2003, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of $6.5 million of additional senior subordinated notes and a $12.5 million equity contribution received from the Company’s parent, ACMI Holdings, Inc. In addition to the Folz acquisition, the Company made a number of other smaller asset acquisitions during the second quarter of 2003 in the aggregate amount of $10.7 million, all funded through the Company’s credit facility.

     Franchise and other revenue represent the Company’s percentage of gross vending revenue generated by Shoppes owned and operated by franchisees. Franchise and other revenue also includes product to vend in the Shoppes and amusement vending equipment sold to franchisees and non-franchisees, and sales of amusement vending equipment to third parties.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2003 Compared to September 30, 2002

     The following table is presented to complement the analysis below (amounts in thousands):

	Three Months Ended September 30,				Change

		% of		% of
	2003	Revenue	2002	Revenue	$	%

Revenue:
Vending	$55,293	97.8%	$35,207	98.4%	$20,086	57.1%
Franchise and other	1,239	2.2%	573	1.6%	666	116.2%

Total revenue	56,532	100.0%	35,780	100.0%	20,752	58.0%

Cost of revenue:
Vending, excluding depreciation and amortization	37,728	66.7%	23,154	64.7%	14,574	62.9%
Depreciation and amortization	3,444	6.1%	3,189	8.9%	255	8.0%

Total cost of vending	41,172	72.8%	26,343	73.6%	14,829	56.3%
Franchise and other	910	1.6%	169	0.5%	741	438.5%

Total cost of revenue	42,082	74.4%	26,512	74.1%	15,570	58.7%

Gross profit	14,450	25.6%	9,268	25.9%	5,182	55.9%
General and administrative expenses	9,372	16.6%	5,854	16.4%	3,518	60.1%
Depreciation and amortization	291	0.5%	246	0.7%	45	18.3%

Operating earnings	4,787	8.5%	3,168	8.9%	1,619	51.1%
Interest expense, net	3,748	6.6%	2,897	8.1%	851	29.4%
Change in fair value of interest rate collar	(177)	(0.3)%	728	2.0%	(905)	(124.3)%

Earnings (loss) before income taxes	1,216	2.2%	(457)	(1.3)%	1,673	(366.1)%
Income tax (expense) benefit	(466)	(0.8)%	172	0.5%	(638)	(370.9)%

Net earnings (loss)	$750	1.3%	$(285)	(0.8)%	$1,035	363.2%

Vending revenue	$55,293		$35,207		$20,086	57.1%
Cost of goods sold excluding depreciation and amortization	37,728		23,154		14,574	62.9%

Gross profit-vending	17,565	31.8%	12,053	34.2%	5,512	45.7%
Depreciation and amortization	3,444		3,189		255	8.0%

Gross margin-vending	14,121	25.5%	8,864	25.2%	5,257	59.3%
Franchise and other revenue	$1,239		$573		$666	116.2%
Cost of goods sold	910		169		741	438.5%

Gross profit-franchise and other	329	26.6%	404	70.5%	(75)	(18.6)%

Revenue

     Total revenue for the three months ended September 30, 2003 increased 58.0% to $56.5 million from $35.8 million for the same period in 2002.

     Vending revenue increased $20.1 million or 57.1% for the three months ended September 30, 2003 to $55.3 million from $35.2 million for the comparable period in 2002, primarily as a result of an increase in the number of coin operated amusement vending machines in place. Total amusement vending equipment in place increased from approximately 29,800 machines at September 30, 2002 to approximately 68,000 machines at September 30, 2003, including an increase in Shoppes from 14,400 to 17,800. These increases are the result of the Folz, GamePlan and other asset acquisitions completed during the quarter ended June 30, 2003 and internal growth.

     The Company has experienced growth primarily through its recent acquisitions, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability to place additional Shoppes, as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. There is no assurance that the Company will be able to place and service additional Shoppes.

     Franchise and other revenue increased $666,000 or 116.2% for the third quarter of 2003 to $1.2 million from $573,000 for the same period in 2002, due primarily to increased sales of amusement vending equipment to third parties. The Company acquired certain skill-crane and kiddie ride manufacturing assets during the third quarter of 2002. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations (including depreciation and amortization) for the three months ended September 30, 2003 increased $14.8 million or 56.3% to $41.2 million from $26.3 million for the comparable period in 2002 primarily due to the Company’s acquisition activities. The vending operations’ contribution to gross profit for the third quarter of 2003 increased $5.3 million to $14.1 million compared to the comparable period in 2002. The vending gross profit achieved during the third quarter of 2003 was 25.5% of vending revenue, which represents a 0.3 percentage point increase over the gross profit percentage achieved during the third quarter of 2002. Vending gross margin before depreciation and amortization decreased 2.4 percentage points to 31.8% for the quarter ended September 30, 2003 compared to the same period in the prior year. The decrease in vending gross margin percentage is due primarily from the change in the Company’s sales mix. The Company now has a higher percentage of lower margin bulk vending revenues after the Folz acquisition.

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

     For the third quarter of 2003, gross profit on franchise and other revenue decreased to $329,000 as compared to $404,000 for the third quarter of 2002. The decrease in gross profit dollars results from the sale of amusement vending equipment to third parties during 2003. The Company had no third-party equipment sales during the third quarter of 2002.

Operating Expenses

     General and administrative expenses (including depreciation and amortization) increased $3.6 million to $9.7 million for the three months ended September 30, 2003. General and administrative expenses were 17.1% of revenue in the third quarter of 2003 and 2002. The increase in general and administrative expenses for the third quarter of 2003 as compared to 2002 was primarily due to the addition of personnel to support the acquired operations, additional personnel in the sales and marketing and logistics and support areas to better manage the Company’s current and expected future operations and travel and related costs incurred to integrate acquired operations.

Operating Earnings

     Operating earnings for the three months ended September 30, 2003 were $4.8 million, or 8.5% of total revenue, as compared to operating earnings of $3.2 million or 8.9% of total revenue for the comparable period in 2002.

Interest Expense, Net

     Interest expense for the third quarter of 2003 increased $851,000 to $3.7 million as compared to the same period in 2002. The Company’s interest expense is directly related to a higher level of borrowings after the ACMI Holdings, Inc. transaction in February of 2002, the Folz and GamePlan acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Earnings (Loss)

     Net earnings for the third quarter of 2003 were $750,000 compared to a net loss of $285,000 for the comparable period in 2002.

Nine-Month Period Ended September 30, 2003 Compared to September 30, 2002

     The following table is presented to complement the analysis below (amounts in thousands):

	Nine Months Ended September 30,				Change

		% of		% of
	2003	Revenue	2002	Revenue	$	%

Revenue:
Vending	$140,852	97.8%	$103,672	98.4%	$37,180	35.9%
Franchise and other	3,141	2.2%	1,720	1.6%	1,421	82.8%

Total revenue	143,993	100.0%	105,392	100.0%	38,601	36.6%

Cost of revenue:
Vending, excluding depreciation and amortization	97,740	67.9%	69,097	65.6%	28,643	41.5%
Depreciation and amortization	10,012	7.0%	9,438	9.0%	574	6.1%

Total cost of vending	107,752	74.8%	78,535	74.5%	29,217	37.2%
Franchise and other	2,041	1.4%	792	0.8%	1,249	157.7%

Total cost of revenue	109,793	76.2%	79,327	75.3%	30,466	38.4%

Gross profit	34,200	23.8%	26,065	24.7%	8,135	31.2%
General and administrative expenses	24,390	16.9%	19,461	18.5%	4,929	25.3%
Depreciation and amortization	781	0.5%	795	0.8%	(14)	(1.8)%
Restructuring charge	320	0.2%	—	0.0%	320	0.0%
Loss on debt refinancing	—	0.0%	1,727	1.6%	(1,727)	(100.0)%

Operating earnings	8,709	6.0%	4,082	3.9%	4,627	113.5%
Interest expense, net	10,064	7.0%	8,074	7.7%	1,990	24.6%
Change in fair value of interest rate collar	(133)	(0.1)%	1,147	1.1%	1,280	(111.6)%

Earnings (loss) before income taxes	(1,222)	(0.8)%	(5,139)	(4.9)%	3,917	(76.2)%
Income tax (expense) benefit	460	0.3%	1,956	1.9%	(1,496)	(76.5)%

Net earnings (loss)	$(762)	(0.5)%	$(3,183)	(3.0)%	$2,421	76.1%

Vending revenue	$140,852		$103,672		$37,180	35.9%
Cost of goods sold without depreciation and amortization	97,740		69,097		28,643	41.5%

Gross margin-vending	43,112	30.6%	34,575	33.4%	8,537	24.7%
Depreciation and amortization	10,012		9,438		574	6.1%

Gross profit-vending	33,100	23.5%	25,137	24.2%	7,963	31.7%
Franchise and other revenue	$3,141		$1,720		$1,421	82.8%
Cost of goods sold	2,041		792		1,249	157.7%

Gross profit-franchise and other	1,100	35.0%	928	53.9%	172	18.8%

Revenue

     For the nine months ended September 30, 2003, total revenues increased 36.6% to $144.0 million from $105.4 million in the prior year period.

     For the nine months ended September 30, 2003, vending revenue increased to $140.9 million compared to $103.7 million for the prior year period, primarily as a result of the increase in the number of coin operated amusement vending machines in place. As a result of the Folz, GamePlan and other asset acquisitions, and internal growth during the period, total equipment placed increased from approximately 29,800 machines at September 30, 2002 to approximately 68,000 machines at September 30, 2003 including an increase in Shoppes from 14,400 to 17,800.

     The Company has recently experienced growth, however, there can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability to place additional Shoppes, as well as to maintain or increase the average financial performance of the Shoppes. The Company’s ability to place additional Shoppes depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional Shoppes will also depend, in part, upon the Company’s ability to secure additional national and regional supermarket, mass merchandiser and restaurant chain accounts and to obtain approval to place additional Shoppes in individual locations of such accounts. There is no assurance that the Company will be able to place and service additional Shoppes.

     Franchise and other revenues increased 82.8% to $3.1 million for the nine months ended September 30, 2003 compared to $1.7 million for the same period in 2002 due primarily to increased sales of amusement vending equipment to third parties. The Company acquired certain skill-crane and kiddie ride manufacturing assets during the third quarter of 2002. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations (including depreciation and amortization) for the nine months ended September 30, 2003 increased $29.2 million or 37.2% to $107.8 million from $78.5 million for the comparable period in 2002 primarily due to the Company’s acquisition activities. The vending operations’ contribution to gross profit for the nine months ended September 30, 2003 increased $8.0 million to $33.1 million compared to the comparable period in 2002. The vending gross profit achieved during the nine months ended September 30, 2003 was 23.5% of vending revenue, which represents a 0.7 percentage point decrease from the gross profit percentage achieved during the nine months ended September 30, 2002. Vending gross margin before depreciation and amortization decreased 2.8 percentage points to 30.6% for the nine months ended September 30, 2003 compared to the prior year. The decrease in vending gross margin percentage results primarily from the change in the Company’s sales mix. The Company now has a higher percentage of lower margin bulk vending revenues after the Folz acquisition.

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

     For the nine months ended September 30, 2003, gross profit on franchise and other revenue increased to $1.1 million compared to $928,000 for the nine months ended September 30, 2002. The increase in gross profit results from the addition of amusement vending equipment sales to third parties.

Operating Expenses

     General and administrative expenses (including depreciation and amortization) increased $4.9 million to $25.2 million for the nine months ended September 30, 2003, and decreased as a percentage of revenue to 17.4% as compared to 19.3% for the comparable period in 2002. General and administrative expense for the nine months ended September 30, 2002, excluding $1.9 million of transaction related costs, were $18.4 million or 17.5% as a percentage of revenue. The increase in general and administrative expenses for the nine months ended September 30, 2003 as compared to 2002, excluding transaction expenses, was primarily due to the addition of personnel to support the acquired operations, additional personnel in the sales and marketing, logistics and support areas to better manage the Company’s current and expected future operations and costs incurred to integrate acquired operations

Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. As of September 30, 2003, $103,000 had been charged against the $320,000 restructuring accrual. The restructuring accrual is included in other accrued expenses in the accompanying condensed consolidated balance sheet.

Operating Earnings

     Operating earnings for the nine months ended September 30, 2003 increased $4.6 million to $8.7 million, or 6.0% of total revenue, as compared to operating income of $4.1 million or 3.9% of total revenue for the comparable period in 2002. Operating earnings in 2003 include $320,000 of restructuring charges. The operating earnings in 2002 include transaction related costs totaling $1.9 million and the loss on debt refinancing of $1.7 million.

Interest Expense, Net

     Interest expense for the nine months ended September 30, 2003 increased $2.0 million to $10.1 million as compared to the same period in 2002. The Company’s interest expense is directly related to a higher level of borrowings after the ACMI Holdings, Inc. transaction in February of 2002, the Folz and GamePlan acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Earnings (Loss)

     For the nine months ended September 30, 2003, the net loss was $762,000 compared to a net loss of $3.2 million for the comparable period in 2002. The 2003 net loss included $320,000 for restructuring. The 2002 net loss resulted primarily from transaction related costs and the loss on debt refinancing.

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

     On an on-going basis, management evaluates its estimates and judgments, including those related to income taxes, inventory, property and equipment, valuation of long-lived and intangible assets, and costs in excess of assets acquired. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2003 and $304,000 for the nine months ended September 30, 2002. The Company anticipates that cash will continue to be provided by operations as additional amusement vending equipment is placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $49.1 million for the nine months ended September 30, 2003 and $10.4 million for the nine months ended September 30, 2002. Capital expenditures for the nine months ended September 30, 2003 and 2002 were $12.1 million and $6.9 million, respectively, of which $12.0 million and $6.3 million, respectively, was for the acquisition of amusement vending equipment.

     Net cash provided by financing activities was $38.7 million for the nine months ended September 30, 2003 and $7.9 million for the nine months ended September 30, 2002. Financing activities consist primarily of borrowing on the Company’s current credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc. and the repayment of the Company’s previous credit facility, other debt obligations and equity contributions of ACMI Holdings, Inc.

     At September 30, 2003, the Company had an $82.0 million senior secured credit facility comprised of a $12.0 million revolving credit facility and $70.0 million of term loans comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. As of September 30, 2003, there was $67.8 million of total term loans outstanding. The Company can borrow up to $12.0 million through March 31, 2007 under the terms of the revolving credit facility. As of September 30, 2003, there was $8.7 million of revolving loans outstanding, $1.2 million of letters of credit outstanding, and $2.1 million available under the revolving credit facility. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at September 30, 2003 was 6.0%. The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company.

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

     The Company has issued $33.2 million of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest payable on these notes is 13% with the balance of interest payable in the form of payment in kind notes. Included in the $33.2 million total for the senior subordinated notes is $1.7 million of payment in kind notes issued in lieu of interest. The note purchase agreement requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments.

     In September 1998, American Coin Merchandising Trust I (the “Trust”), the Company’s wholly owned subsidiary trust, completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the “Trust Preferred Securities”). The Company recognized periodic interest using the interest method over the outstanding term of the debt. The sole assets of the Trust are American Coin Merchandising, Inc. Ascending Rate Junior Subordinated Debentures (the “Subordinated Debentures”) due September 15, 2028. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Distribution on the Trust Preferred Securities are payable quarterly by the Trust. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at their stated maturity at $10 per Trust Preferred Security.

     The Company may cause the Trust to defer the payment of distributions for successive periods up to eight consecutive quarters. During such periods, accrued distributions on the Trust Preferred Securities will compound quarterly and the Company may not declare or pay distribution on its common stock or debt securities that rank equal or junior to the Trust Preferred Securities.

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

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 requires such a liability to be recognized at the time that an entity committed to an exit plan. In accordance with SFAS No. 146, the Company recorded $320,000 of restructuring costs in the second quarter of 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the expanded disclosure provisions of SFAS No. 148.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. For manditorily redeemable financial instruments, “dividends” and other amounts paid or accrued prior to reclassification of the instrument as a liability shall not be reclassified as interest cost upon transition.

Restatement of financial statements for earlier years presented is not permitted. In November 2003, the FASB deferred certain provisions of SFAS No. 150 through FASB Position (FSP) 150-3. The Company’s mandatorily redeemable preferred securities fall under the guidance of FSP 150-3 and consequently the Company has not adopted the proposed classification of measurement requirements of SFAS No. 150. The mandatorily redeemable preferred securities are currently being accreted to their $17 million stated amount.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As required under the Company’s senior secured credit facility, on March 28, 2002, the Company entered into an amortizing interest rate collar agreement with the Royal Bank of Scotland PLC. The Company paid $181,000 to obtain the agreement which hedges against increases in LIBOR rates through March 31, 2005. The initial notional amount was $27.5 million amortizing over a three-year period. The initial floor rate of 3.0% increases 1.0% per year over the life of the agreement and the initial cap rate of 4.0% increases 1.0% per year over the life of the agreement. The Company is the floor rate payee and the Royal Bank of Scotland PLC is the cap rate payee. No payments are made if LIBOR falls between the floor and cap rate. If the three-month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $62,000 per quarter. The Company’s outstanding debt obligations are at variable interest rates and consequently the fair value approximates the carrying value.

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

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC.
(Registrant)

Date: November 14, 2003	By: /s/ RANDALL J. FAGUNDO

Randall J. Fagundo
Chief Executive Officer

Date: November14, 2003	By: /s/ KENNETH W. EDIC

Kenneth W. Edic
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002