Form 10-K
period 2003-12-31
AMERICAN COIN MERCHANDISING INC
filed 2004-03-24
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number: 0-26580

AMERICAN COIN MERCHANDISING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1093721 (IRS Employer Identification Number)

397 South Taylor Avenue, Louisville, Colorado 80027
(Address of principal executive offices)
(Zip Code)

(303) 444-2559
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

     Ascending Rate Cumulative Trust Preferred Securities, liquidation amount $10 per security

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

     As of March 12, 2004, the registrant had 1,000 shares of its $0.01 par value common stock outstanding. None of the registrant’s common stock is held by non-affiliates of the registrant.

AMERICAN COIN MERCHANDISING, INC.

Annual Report on Form 10-K

December 31, 2003

     This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Forward-looking statements may include the words “believes,” “expects,” “plans,” “intends,” “anticipates,” “continues” or other similar expressions. These statements are based on the Company’s currents expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in these forward- looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

PART I

Item 1. Business

     American Coin Merchandising, Inc. (the “Company”) is the leading owner and operator of coin-operated amusement vending equipment in the United States with more than 167,000 machines on location in over 18,000 customer sites. Over 18,000 of these machines are skill-crane machines (“Shoppes”) that dispense plush toys, watches, jewelry, novelties and other items. For up to 50¢ a play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. In addition to Shoppes, the Company operates an extensive line of bulk vending (novelty items, candy, gum, etc.), kiddie rides and video games. The Company’s Shoppes, bulk vending and other amusement equipment are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, bingo halls, bars, warehouse clubs and similar locations (“Retail Accounts”) to take advantage of the regular customer traffic at these locations. The Company utilizes appealing displays of quality merchandise, new product introductions, including Company-designed products, licensed products and seasonal items, and other merchandising techniques to attract new and repeat customers. The Company operates under the SugarLoaf Creations, Inc. and Folz Vending, Inc. brand names.

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

     On April 15, 2003, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Folz Vending Co. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of $6.5 million of additional senior subordinated notes and a $12.5 million equity contribution received from the Company’s parent, ACMI Holdings, Inc. In addition to the Folz acquisition, the Company made a number of other asset acquisitions during the second quarter of 2003 in the aggregate amount of approximately $10.7 million, all funded through the Company’s credit facility.

Business Strategy

     The Company’s business strategy is to differentiate itself from traditional amusement vending operators and to strengthen its position as a leading owner and operator of amusement vending equipment in the U.S. The key elements of the Company’s business strategy are as follows:

Quality Products. The Company’s machines offer a mix of products, including selected products of higher quality than the carnival-type products traditionally associated with skill-crane and other prize-dispensing equipment. Plush toys offered in the Company’s Shoppes are made with 100% polyester fiberfill and high-grade outer covers and watches include dependable movements. In addition, the Company’s machines offer licensed products featuring recognizable characters, regional-based and theme-based items (such as Christmas and Easter items). All products offered in the machines must adhere to the Company’s safety and quality standards.

Machine Appearance, Merchandise and Merchandising Techniques. The Company’s machines are distinctively marked with the SugarLoaf logo and other signage that is readily identifiable with the Company in order to create brand recognition. In addition, the Shoppes are well lit and are cleaned and serviced regularly to maintain their attractive appearance. The machines contain an appealing mix of products arranged by size, color, shape and type. Products with higher perceived value are prominently displayed, and the Company frequently incorporates new items into the merchandise mix to maintain the machines’ fresh appearance. Management believes the machines’ appearance and the Company’s merchandising techniques are important factors in gaining acceptance of the Company’s equipment by retailers.

Product Procurement and Company-Designed Product. The Company controls product cost by purchasing a significant portion of its products directly from manufacturers in large quantities and in some cases acquiring merchandise that has been discontinued or is subject to substantial “close-out” discounts. The Company also controls product cost by pre-packing products that it distributes to Company-owned offices and sells to its franchisees and non-franchisees for use in filling and merchandising the machines. These pre-packed units include a predetermined mix or “recipe” of different types, sizes, shapes and colors of product, which achieve the Company’s merchandising objectives while also controlling average product cost. The Company is able to frequently introduce new product in its machines by designing a significant portion of the product and by purchasing licensed and other product from suppliers. Designing products at various price points furthers the Company’s objective of controlling product cost. See “Suppliers — Product.”

Vend Ratio and Revenue Management. The Company closely monitors the revenue per machine and per product dispensed, or the Vend Ratio, of each of its Shoppes to maintain customer satisfaction and to optimize Shoppe revenue and profitability. A lower than optimal vend frequency reduces customer satisfaction, resulting in less frequent plays and lower revenue at a given location, while a higher than optimal vend frequency reduces profitability. If the Vend Ratio falls outside of the Company’s target range, the route merchandiser can influence various factors affecting the Vend Ratio, including the mix of products by size and weight, the placement of products within the Shoppe’s display area, the number of products and the density of the products within the Shoppe. If a Shoppe’s weekly revenue consistently falls below the Company’s minimum weekly revenue goal, the Company will consider relocating the Shoppe.

Location Selection. The Company concentrates its sales efforts on placing equipment in Retail Accounts such as Wal-Mart, Kmart, Denny’s, Golden Corral, Shoney’s, Flying J Truckstop and Furrs Family Dining, which have good reputations for quality and attract a high level of foot traffic. Within these accounts, the Company seeks to secure sites with the greatest visibility and accessibility to potential customers. See “Operations — Account Acquisition, Sales and Marketing.”

Timely Installation and National Operations. The Company provides Retail Accounts with an integrated system of Shoppe and vending machine installation, maintenance, service and an accounting of revenue and commissions on a local or national basis. Such services have been deployed rapidly across the country to large Retail Accounts.

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

Amusement Vending Equipment

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

     The SugarLoaf Toy Shoppe. The SugarLoaf Toy Shoppe typically features a play price of 50¢ and dispenses plush toys and other toys. The estimated retail values of products offered in the SugarLoaf Toy Shoppe generally range from $4.00 to $30.00. As of December 31, 2003, the Company was operating 9,979 SugarLoaf Toy Shoppes.

     The SugarLoaf Treasure Shoppe. The SugarLoaf Treasure Shoppe features a play price of 50¢ and dispenses jewelry, watches, bolo ties and belt buckles. The SugarLoaf Treasure Shoppe improves upon traditional skill-crane machines of this type by dispensing products with estimated retail values ranging from $4.00 to $30.00 instead of carnival-type merchandise of low retail value. As of December 31, 2003, the Company was operating 2,939 SugarLoaf Treasure Shoppes, approximately 90% of which were placed within locations in which another Shoppe was already in operation.

     The SugarLoaf Bean Bag Shoppe. The SugarLoaf Bean Bag Shoppe features a play price of 50¢ and dispenses Bean-bag type stuffed toys with estimated retail values ranging from $3.00 to $6.00. As of December 31, 2003, the Company was operating 2,791 SugarLoaf Bean Bag Shoppes.

     The SugarLoaf Stop Shoppe. The SugarLoaf Stop Shoppe features a play price of 50¢ and dispenses key-chains featuring bean bags, licensed items and sports figures. The estimated retail values of products offered in the SugarLoaf Stop Shoppe generally range from $2.00 to $10.00. As of December 31, 2003, the Company was operating 1,706 SugarLoaf Stop Shoppes.

     The SugarLoaf Fun Shoppe. The SugarLoaf Fun Shoppe features a play price of 25¢ and dispenses small toys, novelties and candy. The SugarLoaf Fun Shoppe is designed to appeal primarily to adolescents and children. The estimated retail values of products offered in the SugarLoaf Fun Shoppe are generally under $5.00. As of December 31, 2003, the Company was operating 793 SugarLoaf Fun Shoppes.

     Bulk and Other Amusement Vending. The Company places complementary bulk and other amusement vending machines at existing Shoppe and other customer locations which management believes will expand the potential customers for the Company. As of December 31, 2003, the Company had 4,874 kiddie rides and 2,971 simulator and traditional video games installed in Retail Accounts nationwide.

     As of December 31, 2003, the Company had over 139,000 bulk vending machines in operation. Bulk vending machines are typically displayed on racks with 5 to 9 machines on each rack. Bulk vending refers to the sale of unsorted confections, nuts, gumballs, stickers, toys and novelty items (in or out of capsules) selected by the customer and dispensed through vending machines. The significant increase in bulk vending equipment in comparison to the prior year is a result of the Folz acquisition. From time to time, the Company has placed, and may continue to place in the future, other types of coin-operated vending machines in retail accounts in order to leverage the Company’s existing national distribution and service network.

     The following chart indicates the number of Company-owned amusement machines in operation at December 31,:

	2003	2002	2001

Type	Number	Number	Number

Toy Shoppes	9,979	8,246	7,863
Treasure Shoppes	2,939	2,184	1,766
Bean Bag Shoppes	2,791	2,601	2,413
Stop Shoppes	1,706	1,229	1,079
Fun Shoppes	793	357	190

Total Shoppes	18,208	14,617	13,311
Kiddie Rides	4,874	2,301	1,401
Video Games	2,971	2,559	2,087
Bulk Vending	139,441	11,618	7,800
Other Amusement	1,575	632	684

	167,069	31,727	25,283

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

     Retail Accounts. Currently, the Company’s machines are located, in order of prevalence, in supermarkets, mass merchandisers, restaurants, bingo halls and bowling centers, bars and similar locations. The Company is focusing on placing equipment in national and regional Retail Accounts to take advantage of the regular customer traffic of these locations.

     The Company provides and pays certain installation costs, while the retailer provides a site within the location and electrical power. The retailers are paid commissions based upon a percentage of gross revenue, which for the year ended December 31, 2003 generally average approximately 33% and varies, depending on the dollar volume, number of machines installed and total number of locations the retailer controls. Management believes that national and regional supermarket, mass merchandise and restaurant chain accounts are increasingly aware of the economic benefits of amusement vending equipment such as the Company’s Shoppes, which can provide retailers greater revenue per square foot than alternative uses of available floor space.

     In individual-location accounts, the Company generally places amusement vending equipment pursuant to oral and written agreements with location managers. While the Company has written agreements with certain major Retail Accounts, the Company and its franchisees also have placed machines in national and regional Retail Accounts pursuant to oral or other agreements, which may be terminated at any time. Management believes that the Company and its franchisees generally have good relations with their retail accounts.

     Account Acquisition, Sales and Marketing. The Company has an integrated sales and marketing effort, with the primary objective of contributing to annual revenue growth through acquiring new customers and keeping existing customers. The Company identifies targeted channels and accounts within those channels through a disciplined annual planning process. Through this process, Business Development Managers develop call plans, channel penetration objectives, and annual sales goals. The Company further segments its sales efforts with a key account group responsible for its largest customers and by assigning management personnel to individual accounts as their corporate account. The assignment of accounts to individuals is intended to reduce turnover within our existing account base.

     Local offices pursue sales opportunities assisted by sales and marketing materials developed by corporate as well as with assistance from Business Development Managers, key account personnel, and senior management. This approach expands the Company’s ability to secure new locations.

     Marketing pursuits are integrated with selling efforts. The Company utilized a four-pronged marketing program: (i) obtaining consumer information within the amusement vending category, (ii) an educational process within targeted channels concerning the benefits of amusement vending to targeted customers, (iii) development of case studies detailing the interaction of multiple crane placements, price value initiatives, and use of increased licensed products, and (iv) maintenance of awareness and visibility through the attendance of trade and customer vendor shows.

     The Company competes for limited sites within accounts with purveyors of seasonal and specialty items and with owners and operators of other amusement and vending machines, ATM machines and coin counting and redemption equipment. Competition for such sites is based primarily on the quality of the program and the amount of revenue to the location owner that can be generated by a particular use of a site. Management believes that the revenue potential of the Company’s amusement vending equipment compares favorably to that of competing uses for available sites within retail locations.

     Supervision, Training and Support. The Company’s division vice presidents are primarily responsible for hiring and training the Company’s general managers and for on-going support and supervision of the Company’s field offices.

     Each Company field office is managed by an area general manager or general manager who is responsible for the management of the office, including inventory management, training and monitoring of group managers and route merchandisers. The Company has developed a comprehensive training program for area general managers, general managers and group managers covering office management, new account acquisition, inventory control, route merchandising, site selection, machine servicing and all other aspects of the operation of the business. The area general managers, general managers and group managers attend training programs and receive ongoing field training. The Company considers its route merchandisers to be a key element of its merchandising efforts. The Company’s area general managers, general managers and group managers provide training of route merchandisers in all aspects of route management, machine servicing, revenue collection, Vend Ratio monitoring and product merchandising. See “— Employees.”

     Route Merchandising. Frequent, regular and reliable service and support is an important element in the operation of the Company’s Shoppes and other amusement vending equipment. The Company’s route merchandisers and franchisee personnel are trained to perform regularly scheduled merchandising and service procedures. A route merchandiser has a route consisting of 10 to 33 locations, which are visited depending on the volume of activity at a location. The route merchandiser cleans and services the equipment, takes inventory, replaces product as needed, monitors the Vend Ratio of the Shoppes and arranges the product within the machine in accordance with the Company’s merchandising techniques. The route merchandiser records the number of units of product placed in the machine and the number of plays for both Shoppes and other amusement vending equipment. This paper-based process transitioned to an electronic based process with the introduction of hand-held devices that are being used to collect and transmit machine revenue and inventory utilization information. Cash collected is independently verified against reported revenues from the route merchandiser. The Company developed an infrared device that will be attached to its vending equipment allowing the hand-held devices to electronically read the meter readings that are currently entered manually into the hand-held devices. Field testing of the infrared device will take place in 2004 and the Company anticipates deployment will begin in 2005. All collections are delivered to and verified by another employee at the field office for deposit.

     Inventory Management and Distribution. The Company’s distribution system is designed to allow efficient and cost-effective distribution of its product to Company field offices and franchise offices. During 2003, the sorting and pre-pack function for plush products transitioned from Kent, Washington to Shanghai, China. The sorting and pre-pack function for treasure products (jewelry, watches, etc.) transitioned from Kent, Washington to Louisville, Colorado at the same time. Plush toys are sourced principally from Chinese manufacturers. After plush toys are procured from the Company’s suppliers, they are shipped to a third party logistics center in Shanghai, China where it is sorted and pre-packed. The pre-packed units of product are shipped to regional distribution centers in Atlanta, Georgia; Allentown, Pennsylvania; Chicago, Illinois, Dallas; Texas; Ontario, California; and Kent, Washington. The Company acquired leased facilities in Sun Valley, California and Oceanside, New York for the distribution of bulk product from Folz. Pre-packed product units are then shipped to Company field offices on a weekly basis. There can be no assurance these changes in the Company’s distribution operations will be successful in reducing the Company’s costs or will not result in disruption to the supply of the Company’s products. A disruption in the supply of the Company’s products would have a material adverse effect on the Company’s business and results of operations. The Company communicates appropriate product mix requirements to its warehouse employees on a weekly basis.

     At December 31, 2003, the Company was operating in 49 states and Puerto Rico through a national network of 37 offices. The field offices comprise a small office area and a warehouse area where out-of-service machines and other amusement vending equipment are repaired and product inventory is maintained. Part of the route merchandisers’ daily route servicing responsibilities is to distribute product and equipment in the field. Pre-packing aids in controlling product cost and facilitates new product introductions. Pre-packing also substantially reduces the warehouse space required for inventory, allowing the Company to service a greater number of machines without a commensurate increase in warehouse space and significantly reduces the time general managers and personnel spend on inventory management. The establishment of the six regional distribution centers resulted in a reduction in the Company’s warehouse space and provides efficiencies in the utilization of inventory.

     Management Information Systems. During the third quarter of 2002, the Company distributed to its field organization electronic hand-held devices that are being used to collect and transmit to its centralized data base route management information system machine revenue and inventory utilization information, which were previously gathered using a paper-based process. The Company developed an infrared device that will be attached to its vending equipment allowing the hand-held devices to electronically read the meter readings that are currently entered manually into the hand-held devices. Field testing of the infrared device will take place in 2004 and the Company anticipates deployment will begin in 2005.

     Manufacturing and Refurbishment. The Company repairs, refurbishes and produces Shoppes in its Lecanto, Florida facility. The Company produces Shoppes for internal use as well as for sale to third parties. During 2003, the Company produced and shipped over 3,000 machines. The Company manufactures and refurbishes kiddie rides in California, Missouri and refurbishes bulk vending equipment in Oceanside, New York.

Merchandising

     Merchandising Mix. The Company offers merchandise for its machines in pre-pack bags and in bulk. The pre-pack bags include an assortment of exclusive SugarLoaf designs, along with licensed and other domestic product. The merchandise variety is regularly updated, and the Company offers at least 1,500 new items each year. Seasonal goods are placed in Shoppes for all major holidays. The Company also creates several theme product collectibles and many players attempt to retrieve all of the products in the series.

     Merchandise Sourcing and Vendor Relationships. The Company purchases product from several overseas factories and has developed good relationships with these suppliers over the past several years. The Company also utilizes several domestic sources and attempts to take advantage of licensed and closeout merchandise.

Suppliers

     Product. The Company maintains a purchasing and development staff at its corporate headquarters and contracts with foreign and domestic manufacturers and outside vendors for its supply of products. The Company’s machines offer a combination of Company-designed products that are manufactured to the Company’s specifications and “off the shelf” products available from foreign manufacturers and third-party vendors. Since 1988, all Company-designed plush toys have been manufactured to its specifications by foreign manufacturers. Currently, the Company relies on multiple manufacturers in China to produce its custom designs, each of whom has the capability to produce a range of the toys required by the Company. Decisions regarding the choice of manufacturer are based on price, quality of workmanship, reliability and the ability of a manufacturer to meet the Company’s delivery requirements.

     Equipment. The Company believes that sufficient capacity will be available in 2004 to produce and refurbish sufficient quantities of equipment to meet its internal and external placement demands. Management believes that machines of suitable quality and quantity are available from its internal production capabilities as well as from a number of domestic and foreign manufacturers.

Franchise Relations

     As of December 31, 2003, the Company had franchise agreements in effect with six franchisees covering seven territories in the U.S. The Company does not currently intend to grant any additional franchises and revenues from franchise related activities is less than 1% of total revenues. In the event any franchisee proposes to transfer to any third party its SugarLoaf business or any rights or interests granted by the franchise agreement, the Company has up to 45 days to exercise a right of first refusal to purchase such business, rights or interests on the same terms and conditions as the franchisee’s proposed transfer of such business rights or interests.

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

Intellectual Property

     The Company has no patents or patent applications pending and relies primarily on a combination of trademark, trade dress and unfair competition laws, trade secrets, confidentiality procedures and agreements to protect its proprietary rights. The Company owns a number of trademarks that have been registered with the United States Patent and Trademark Office, including “Shoppe,” “SugarLoaf,” “Sugar Loaf,” “Toy Shoppe,” “Treasure Shoppe,” “Fun Shoppe,” “Shoppe of Stickers,” “Stickerama” and “Kid Shoppe.” In addition, the Company claims common law trademark protection for the marks “A Test of Skill,” “ACMI,” “American Coin,” “American Coin Merchandising,” “Folz Vending” and various ones of its logos and symbols. The Company considers its operations manual, training videos, and other related materials and portions of its licensed methods to be proprietary and confidential, and the terms of the Company’s franchise agreements require franchisees to maintain the confidentiality of such information and procedures and to adopt reasonable precautions to prevent unauthorized disclosure of these secrets and information. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s amusement vending equipment and products or to obtain and use information that the Company regards as proprietary. The Company also may be involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. The Company believes it has significant intellectual property protection for its business. Management believes that its success is likely to depend more upon merchandising skill, location selection and consumer support than on legal protection of the Company’s proprietary rights.

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

     The distribution and operation of amusement vending equipment may be subject to federal, state and local regulations, including gaming regulations, which vary from jurisdiction to jurisdiction. Certain jurisdictions may require licenses, permits and approvals to be held by companies and their key personnel in connection with the distribution or operation of amusement vending equipment. Currently, the Company believes that it has obtained all necessary governmental licenses, permits and approvals necessary for the distribution or operation of its machines. However, no assurance can be given that such licenses, permits or approvals will be given or renewed in the future. Franchisees are responsible for their own regulatory compliance.

     As a franchisor, the Company is subject to various federal and state franchise and business opportunity laws and regulations. The Company does not currently intend to grant any additional franchises and it believes it is in material compliance with such laws in the states in which the Company has offered and sold franchises.

Insurance

     The Company carries property, liability, workers’ compensation and directors and officers liability insurance policies, which it believes are customary for businesses of its size and type. However, there can be no assurance that the Company’s insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates. The Company may be subject to claims for personal injuries resulting from the use of its equipment or from products and other merchandise dispensed from the machines. To date, the Company has not experienced any material product liability claims or costs, and it currently maintains product liability insurance that it believes to be adequate. The Company’s product liability insurance coverage is limited, however, and there can be no assurance that such insurance would adequately cover future product liability costs or claims.

Employees

     As of February 27, 2004, the Company had a total of 1,157 employees, including 46 employees at its headquarters in Louisville, Colorado. A total of 33 of the Company’s employees are represented by labor unions or are covered by a collective bargaining contract. Management believes it has a good relationship with the Company’s employees and the union representing the Company’s employees.

     Generally, each of the Company’s field offices employ approximately 10 to 45 persons, including a general manager, an office assistant and an adequate number of group managers, route merchandisers, and equipment service managers to properly service the Company’s Shoppes and other amusement vending equipment. The general manager is responsible for the daily operations of the office, monitoring route merchandisers and acquiring new accounts. The area general managers oversee the operations of certain Company field offices and report directly to the Company’s division vice presidents.

     The Company has an incentive bonus program pursuant to which area general managers, general managers and certain field office personnel may be eligible to receive incentive compensation based on office and route profitability. Management believes that this program rewards excellence in management, gives field office personnel an incentive to improve operations and results in an overall reduction in the cost of operations. Corporate personnel are also eligible to receive incentive compensation based on overall Company performance.

Item 2. Properties

As of December 31, 2003, the Company has entered into long-term lease agreements for its warehouse, office and manufacturing, repair and refurbishment facilities. We believe the existing facilities are adequate and have sufficient capacity to meet our current operational needs, and that suitable additional or substitute space is available on commercially reasonable terms, if needed.

The Company’s principal executive offices are located in a facility at 397 South Taylor Avenue, Louisville, Colorado. The facility occupies approximately 31,000 square feet and is utilized for executive offices, warehouse, pre-pack and field office functions.

The Company’s distribution facilities average approximately 14,100 square feet under leases that expire between 2005 and 2008. These facilities are located in the following locations:

Allentown, Pennsylvania Atlanta, Georgia Chicago,Illinois Dallas, Texas Kent, Washington	Louisville, Colorado Oceanside, New York Ontario, California Sun Valley, California

The Company’s manufacturing, repair and refurbishment facilities average approximately 23,700 square feet under leases that expire between 2004 and 2008. These facilities are located in the following locations:

California, Missouri Lecanto, Florida Oceanside, New York

The Company’s field office facilities average approximately 4,900 square feet under leases that expire between 2004 and 2008. These facilities are located in or near the following metropolitan areas:

Allentown, Pennsylvania	Nashville, Tennessee
Albany, New York	New Orleans, Louisiana
Atlanta, Georgia	Norman, Oklahoma
Bentonville, Arkansas	Omaha, Nebraska
Boston, Massachusetts	Orlando, Florida
Charlotte, North Carolina	Pittsburgh, Pennsylvania
Chicago, Illinois	Portland, Oregon
Columbia, South Carolina	Richmond, Virginia
Dallas, Texas	Saint Louis, Missouri
Fairview, New Jersey	Salt Lake City, Utah
Honolulu, Hawaii	San Antonio, Texas
Houston, Texas	San Francisco, California
Lansing, Michigan	San Juan, Puerto Rico
Los Angeles, California	Seattle, Washington
Denver, Colorado	Spokane, Washington
Madison, Wisconsin	Tampa, Florida
Miami, Florida	Tempe, Arizona
Minneapolis, Minnesota	Wichita, Kansas
Missoula, Montana

Item 3. Legal Proceedings

     As of March 12, 2004, the Company was not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters to a vote of its stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is no longer publicly traded. As of February 11, 2002, ACMI Holdings, Inc. owns all of the Company’s outstanding common stock. The Company has not declared or paid a cash dividend on its common stock. The payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend on the earnings, capital requirements, and restrictions in current and future debt agreements, credit agreements and operating and financial condition of the Company, among other factors. The Company did not repurchase any of its equity securities during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

     The selected financial data set forth below has been derived from the consolidated financial statements of the Company. Periods following the month ended January 31, 2002 reflect the Company’s results of operations following its acquisition by ACMI Holdings, Inc. See “Item 1–Business.”

	Successor		Predecessor

		Eleven	One
		Months	Month
		Ended	Ended
		December 31,	January 31,
	2003	2002	2002	2001	2000	1999

Statement of Operations Data:
Revenue:
Vending	$197,091	$131,237	$10,880	$139,670	$127,076	$115,835
Franchise and other	4,327	2,100	199	2,257	2,681	4,630

Total revenue	201,418	133,337	11,079	141,927	129,757	120,465

Cost of revenue:
Vending	149,980	98,270	8,663	105,139	93,986	85,423
Franchise and other	3,127	1,024	110	1,540	1,265	2,678

Total cost of revenue	153,107	99,294	8,773	106,679	95,251	88,101

Gross profit	48,311	34,043	2,306	35,248	34,506	32,364
General and administrative expenses	36,183	23,152	3,713	26,518	25,080	25,668
Restructuring charge	320	—	—	—	—	—
Loss on debt refinancing	—	—	1,727	—	266	—
Write off costs in excess of assets acquired, severance and other costs	—	—	—	—	—	7,536

Operating earnings (loss)	11,808	10,891	(3,134)	8,730	9,160	(840)
Interest expense, net	13,931	10,408	390	6,127	7,775	6,866
Change in fair value of interest rate collar	(337)	1,429	—	—	—	—

(Loss) earnings before income taxes	(1,786)	(946)	(3,524)	2,603	1,385	(7,706)
Income tax benefit (expense)	(216)	359	1,339	(989)	(526)	3,200

Net (loss) earnings	$(2,002)	$(587)	$(2,185)	$1,614	$859	$(4,506)

Basic (loss) earnings per share	N/A	N/A	$(0.33)	$0.25	$0.13	$(0.70)
Diluted (loss) earnings per share	N/A	N/A	$(0.33)	$0.24	$0.13	$(0.70)
Basic weighted average common shares	N/A	N/A	6,545	6,526	6,493	6,475
Diluted weighted average common shares	N/A	N/A	6,545	6,729	6,493	6,475

	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital	$5,940	$6,067	$3,651	$691	$9,367
Total assets	184,760	136,373	103,362	107,907	104,134
Short-term debt and current portion of long-term debt	6,349	4,718	7,700	7,233	2,463
Long-term debt, excluding current portion	102,577	79,593	37,276	44,224	50,230
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	14,460	12,974	15,644	15,593	15,542
Total stockholders’ equity	38,548	28,042	31,763	30,089	29,154

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Forward-looking statements may include the words “believes,” “expects,” “plans,” “intends,” “anticipates,” “continues” or other similar expressions. These statements are based on the Company’s currents expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in these forward- looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     In order to provide a meaningful basis of comparing the Company’s operating results for the year ended December 31, 2003 with the comparable period from 2002, the operating results for the eleven months ended December 31, 2002 have been combined with the operating results for the one-month ended January 31, 2002. The combining of successor and predecessor periods is not acceptable under accounting principles generally accepted in the United States of America. This combined financial data should not be viewed as a substitute for the Company’s results of operations determined in accordance with accounting principles generally accepted in the United States of America.

General

     The Company owns and operates coin-operated amusement vending equipment with more than 167,000 pieces of equipment on location in over 18,000 customer sites. Over 18,000 of these machines are Shoppes that dispense plush toys, watches, jewelry, novelties and other items. The Company’s amusement vending machines are placed in Retail Accounts and similar high traffic locations and the Company typically pays on average approximately 33% of gross revenue to the location owner as a location commission. The Company has also introduced new types of supplementary vending and amusement machines at existing Shoppe locations. At December 31, 2003, the Company was operating in 49 states and Puerto Rico with a national network of 37 offices and there were six Company franchisees operating in seven territories in the United States. The Company sells product vended in the machines to its franchisees and collects continuing royalties ranging from 2% to 5% of its franchisees’ gross machine revenue. Revenues from franchise related activities account for less than 1% of total revenues for the year ended December 31, 2003.

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

     On April 15, 2003, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Folz Vending Co. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of $6.5 million of additional senior subordinated notes and a $12.5 million equity contribution received from the Company’s parent, ACMI Holdings,

Inc. In addition to the Folz acquisition, the Company made a number of other asset acquisitions during the second quarter of 2003 in the aggregate amount of approximately $10.7 million, all funded through the Company’s credit facility.

     For the year ended December 31, 2003, approximately 70% of the Company’s revenue was derived from Shoppes and approximately 28% of the Company’s revenues was derived from the other amusement vending equipment. The Company’s revenue and gross profit in a particular period is directly related to the number and type of machines in operation during the period. Management believes that the Company’s business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using amusement vending equipment and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation and direct service cost.

     Franchise and other revenue are derived from the sale of Shoppes, kiddie rides and goods to vend in Shoppes sold to third parties and franchisees and royalties from franchisees. The Company anticipates that franchise and other revenue will vary in the future based on demand and product availability. Total franchise and other revenues account for approximately 2% of total revenues.

Results of Operations

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Revenue

     The Company’s total revenue increased 39.5% from $144.4 million in 2002 to $201.4 million in 2003. Vending revenue increased $55.0 million or 38.7% in 2003 to $197.1 million, primarily as a result of the Folz, GamePlan and other acquisitions completed during the quarter ended June 30, 2003 and internal growth.

     Franchise and other revenue increased 88.2% from $2.3 million in 2002 to $4.3 million in 2003, primarily due to increased sales of amusement vending equipment to third parties.

Cost of Revenue and Gross Profit

     The cost of vending operations increased $43.1 million in 2003 to $150.0 million. The contribution to gross profit from vending operations was $47.1 million in 2003 and $35.2 million in 2002. The vending gross profit achieved in 2003 was 23.9% of vending revenue, which represents a 0.9 percentage point decrease from the gross profit percentage achieved in 2002. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2003 was 31.3% of vending revenue, which is 2.4 percentage points lower than in 2002. The decrease in vending gross margin percentage and cash gross margin percentage is primarily attributable to the change in the Company’s sales mix. The Company now has a higher percentage of bulk vending revenues after the Folz acquisition. Bulk vending typically has a lower gross margin than the Company’s other amusement vending offerings.

     Gross profit on franchise and other revenue in 2003 increased to $1.2 million, or 27.7% of franchise and other revenue compared to $1.2 million or 50.7% in 2002. The decrease in gross margin percentage is a result of the increase in sales of amusement vending equipment to third parties, which occur at a lower gross margin percentage.

Operating Expense

     General and administrative expenses (including depreciation and amortization) were 18.0% of revenue, which is 0.6 percentage points lower than in 2002. General and administrative expenses for the year ended December 31, 2002 include transaction related costs of approximately $2.2 million. The increase in general and administrative expenses for the year ended December 31, 2003 as compared to 2002, excluding the ACMI Holdings, Inc. acquisition transaction expenses, was primarily due to the addition of personnel and facilities to support the acquired operations, additional personnel and facilities in the sales and marketing, logistics and support areas to better manage the Company’s current and expected future operations and costs incurred to integrate acquired operations.

Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. As of December 31, 2003, $181,000 had been charged against the $320,000 restructuring accrual. The restructuring accrual is included in other accrued expenses in the accompanying consolidated balance sheet.

Operating Earnings

     Operating earnings in 2003 were $11.8 million or 5.9% of total revenue as compared to operating earnings of $7.8 million in 2002 or 5.4% of total revenue. The 2002 operating results included $2.2 million of ACMI Holdings, Inc. transaction related costs and the $1.7 million loss on debt refinancing.

Interest Expense, Net

     Interest expense increased $3.0 million to $13.8 million in 2003 as compared to 2002. The Company’s interest expense is directly related to a higher level of borrowings after the Folz and other acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Earnings (Loss)

     The net loss for the year ended December 31, 2003 was $2.0 million, as compared to a net loss of $2.8 million for 2002. The 2002 net loss resulted primarily from transaction related costs, the loss on debt refinancing and changes in the fair value of the interest rate collar.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Revenue

     The Company’s total revenue increased 1.7% from $141.9 million in 2001 to $144.4 million in 2002. Vending revenue increased $2.4 million or 1.7% in 2002 to $142.1 million, primarily as a result of an 11.0% increase in the average number of amusement vending equipment in use during 2002, over the average number of amusement vending equipment in use during 2001. The impact of increased amusement vending equipment in use during 2002 was offset by lower weekly skill crane averages in 2002 compared to 2001. The 2002 amusement vending equipment in use was also effected by the acquisition of a kiddie ride company in September 2002.

     Franchise and other revenue were consistent compared with 2001.

Cost of Revenue and Gross Profit

     The cost of vending operations increased $1.8 million in 2002 to $107.0 million. The vending operations’ contribution to 2002 gross profit of $35.2 million is comparable to gross profit from vending operations realized in 2001. The vending gross profit achieved in 2002 was 24.8% of vending revenue, which represents a 0.1 percentage point increase from the gross profit percentage achieved in 2001. The cash vending gross profit (vending revenue minus cost of vended product, location commissions and direct service cost) achieved in 2002 was 33.7% of vending revenue, which is 0.4 percentage points higher than in 2001.

     Gross profit on franchise and other revenue in 2002 increased to $1.2 million, or 50.7% of franchise and other revenue, which is 18.9 percentage points higher than the gross margin achieved in 2001. The increase in gross margin as a percentage of franchise and other revenue resulted primarily from the mix of products and services provided to the company’s franchises.

Operating Expense

     General and administrative expenses including depreciation and amortization were 18.6% of revenue, which is 0.1 percentage points lower than in 2001. General and administrative expenses for the year ended December 31, 2002 include the ACMI Holdings, Inc. transaction related costs of approximately $2.2 million partially offset by the discontinuation of cost in excess of assets acquired amortization and tighter control on discretionary spending during the year.

     In February 2002, the Company refinanced its $55.0 million credit facility resulting in a $1.7 million loss on refinancing charge from the write-off of loan origination fees related to the previous credit facility.

Operating Earnings

     Operating earnings in 2002 were $9.5 million or 6.6% of total revenue as compared to operating earnings of $8.7 million in 2001 or 6.2% of total revenue. The increase in operating results is primarily attributable to tighter control on discretionary spending offset by transaction related costs.

Interest Expense, Net

     Interest expense increased $4.7 million to $10.8 million in 2002 as compared to 2001. The Company’s interest expense is directly related to its level of borrowings and changes in the underlying interest rates.

Change in Fair Value of Interest Rate Collar

     The change in fair value on this interest rate collar totaled $1.4 million in 2002. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses separately on its consolidated statement of operations.

Net Earnings and Earnings Per Share

     The net loss for the year ended December 31, 2002 was $2.8 million, as compared to net earnings of $1.6 million for 2001. The net loss results primarily from transaction related costs, increased interest expense, changes in the fair value of the interest rate collar and the loss resulting from the refinancing of the Company credit facility.

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

Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate or reduction in benefit rate and a material adverse impact on our operating results. This could be mitigated by the reversal of future taxable temporary differences in property, plant and equipment that could create taxable income to help utilize the deferred tax assets. Management determined that a valuation allowance should be recorded against the net deferred tax assets of $906,000 at December 31, 2003. Should management conclude that these deferred tax assets are realizable in the future, the valuation allowance will be reversed to the extent of such realizability.

     The Company is also subject to examination of its income, sales and local use tax returns by the IRS and various other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provisions and related accruals.

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

Property and Equipment

     Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs, unless they increase the life or utility of the equipment, are charged to expense as incurred. Vending machines are depreciated using the straight-line method over estimated useful lives ranging from three to ten years, which may be different from actual machine utilization experience.

Valuation of Long-lived and Intangible Assets and Costs in Excess of Assets Acquired

     The Company performs a fair value assessment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Costs in excess of assets acquired are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

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

     In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company ceased to amortize approximately $33.3 million of costs in excess of assets acquired. The Company recorded approximately $2.0 million of amortization related to these assets during 2001 and would have amortized approximately $2.0 during 2002. Currently the Company has $74.4 million of costs in excess of assets acquired. In lieu of amortization, the Company performs an annual impairment review of the costs in excess of assets acquired.

     The Company has not recorded an impairment charge upon completion of previous impairment reviews. However, there can be no assurance that at the time of future reviews an impairment charge will not be required, which may be material.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity and capital resources historically have been cash flows from operations, borrowings under the Company’s credit facilities, issuances of its equity and debt securities and equity contributions from its parent company. These sources of cash flows have been offset by cash used for acquisitions, investment in amusement vending equipment and payment of long-term borrowings.

     Net cash provided by operating activities was $14.5 million, $5.2 million and $15.8 million in 2003, 2002 and 2001, respectively. The increase in 2003 net cash provided by operating activities results primarily from an increase in trade accounts payable and accrued expenses. The Company anticipates that cash will continue to be provided by operations as additional machines and other amusement devices are placed in service. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility.

     Net cash used in investing activities was $51.2 million, $12.1 million and $7.6 million in 2003, 2002 and 2001, respectively. Capital expenditures amounted to $14.5 million, $8.0 million and $4.9 million in 2003, 2002 and 2001, respectively, of which $13.0 million, $7.3 million and $4.0 million were used for the acquisition of amusement vending equipment. The acquisition of franchisees and others used $34.1 million, $1.5 million and $273,000 in 2003, 2002 and 2001, respectively.

     Net cash provided by financing activities was $37.1 million in 2003 and $7.0 million in 2002. Net cash used in financing activities was $7.0 million in 2001. Financing activities consisted primarily of borrowings and payments on the Company’s credit facility and purchase of common stock in conjunction with the acquisition by ACMI Holdings, Inc., equity contributions from ACMI Holdings, Inc. and the repayment of the Company’s previous credit facility and other debt obligations.

     The Company amended and restated its senior secured credit facility on April 15, 2003, in conjunction with the acquisition of Folz. The amended senior secured credit facility is comprised of a $12.0 million revolving credit facility and provides for up to $70.0 million of term debt. The $70.0 million term debt facility is comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. As of December 31, 2003, there was $66.7 million of total term loans outstanding. As of December 31, 2003, there was $8.0 million borrowed, $1.2 million utilized by letters of credit, and $2.8 million available under the revolving credit facility. The revolving credit facility expires on March 31, 2007. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on the credit facility at December 31, 2003 was 6.4%.

     The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at December 31, 2003.

     On February 13, 2004, the Company completed Amendment No. 1 to its Amended and Restated Credit Agreement. Among other things, Amendment No. 1 provided for an $8.5 million expansion of the term loan facility under the senior secured credit facility. In connection with the expansion of the term loan commitment, the Company converted $8.5 million of the then outstanding revolving credit facility to term debt. The revolving credit facility commitment remained $12 million after the above transactions.

     In February 2002 and April 2003, the Company issued $25.0 million and $6.5 million, respectively, of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. Included in the $33.5 million of senior subordinated notes outstanding at December 31, 2003 is $2.0 million of payment by in kind notes issued in lieu of interest. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at December 31, 2003.

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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS No. 133. Accordingly, the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the consolidated statements of operations. The Company paid $639,000 during 2003 and $148,000 for the eleven months ended December 31, 2002 since LIBOR was below the floor rate under the interest rate collar. These amounts are included in interest expense in the consolidated statements of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value of the interest rate collar is a liability of approximately $911,000 and $1.2 million as of December 31, 2003 and 2002, respectively.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and was effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date transition should be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. In November 2003, the FASB deferred certain provisions of SFAS No. 150 through FASB Position (“FSP”) 150-3. The Company’s mandatorily redeemable preferred securities fall under the guidance of FSP 150-3 and consequently the Company has not adopted the proposed classifications of measurement requirements of SFAS No. 150. The mandatorily redeemable preferred securities are currently being accreted to their $17 million stated amount.

     The Company has noncancelable commitments for operating leases, debt and an employment contract. These commitments expire at various times over the next five years. Future minimum commitments as of December 31, 2003 are as follows (in thousands):

		Payments Due By Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$108,926	$6,349	$59,243	$43,334	$—
Operating lease obligations	18,771	6,146	10,317	1,091	1,217
Employment contract	325	325	—	—	—

Total	$128,022	$12,820	$69,560	$44,425	$1,217

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and was effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date transition should be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. In November 2003, the FASB deferred certain provisions of SFAS No. 150 through FASB Position (“FSP”) 150-3. The Company’s mandatorily redeemable preferred securities fall under the guidance of FSP 150-3 and consequently the Company has not adopted the proposed classifications of measurement requirements of SFAS No. 150. The mandatorily redeemable preferred securities are currently being accreted to their $17 million stated amount.

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

Risk Factors

     This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Forward-looking statements may include the words “believes,” “expects,” “plans,” “intends,” “anticipates,” “continues” or other similar expressions. These statements are based on the Company’s currents expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in these forward- looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     Machine Performance. A primary key to the financial success of the Company is the weekly revenue generated per machine, which has a history of fluctuating. The Company has attributed some of this fluctuation to the effectiveness of its product mix and continues to take steps to address this problem; however, there can be no assurance that such efforts will continue to have a positive impact on the performance of the machines. The average weekly revenue generated per machine may decline or fluctuate in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Growth and Management of Growth. The Company has recently experienced growth. There can be no assurance that the Company will continue to grow at historical rates or at all. The Company’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability to place additional machines in Retail Accounts as well as to maintain or increase the average financial performance of the machines. The Company’s ability to place additional machines depends on a number of factors beyond the Company’s control, including general business and economic conditions. Installation of additional machines will also depend, in part, upon the Company’s ability to secure additional national and regional Retail Accounts and to obtain approval to place additional machines in individual locations of such accounts. The Company may be unable to place and adequately service additional machines, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. The Company’s growth has placed, and is expected to continue to place significant demands on all aspects of the Company’s business, including machine servicing, merchandising, financial and administrative personnel and systems. The Company’s future operating results are substantially dependent upon the ability of the Company’s officers and key personnel to manage anticipated growth and increased demand effectively; to attract, train and retain additional qualified personnel; and to implement and improve technical, service, administrative, financial control and reporting systems. Either deterioration in machine performance or the Company’s failure to manage growth effectively could adversely and materially affect the Company’s business, financial condition and results of operations.

     Integration of Acquisitions. The Company may acquire other businesses in the future. Acquisitions are likely to place a significant strain on the Company’s managerial, operating, financial and other resources. The Company’s future performance will depend, in part, upon its ability to integrate its acquisitions effectively, which will require that the Company implement additional management information systems capabilities, further develop its operating, administrative and financial and accounting systems and controls, improve coordination among accounting, finance, marketing and operations, and hire and train additional personnel. Failure by the Company to develop adequate operational and control systems or to attract and retain additional qualified management, financial, sales and marketing and customer care personnel could materially adversely affect the Company’s ability to integrate the businesses it acquires. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of its acquisitions and the integration of the businesses it has acquired, the process of consolidating the businesses and implementing integrations, even if successful, may take a significant period of time, will place a significant strain on the Company’s resources and could subject the Company to additional expenses during the integration process. Furthermore, the Company’s performance will depend on the internal growth generated through acquired operations. As a result, there can be no assurance that the Company will be able to integrate the businesses it has acquired successfully or in a timely manner in accordance with its strategic objectives. Failure to effectively and efficiently integrate acquired businesses could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Substantial Indebtedness; Effect of Financial Leverage. The Company intends to use funds available under its revolving credit facility for a number of purposes, including future acquisitions of franchisees. Further use of funds from the credit facility could result in the Company incurring additional indebtedness that is substantial in relation to its stockholders’ equity and cash flow available for debt service. As a result of the issuance of the Ascending Rate Cumulative Trust Preferred Securities and the amount the Company owes pursuant to its senior secured facilities and senior subordinated notes, fixed charges could exceed earnings for the foreseeable future. Substantial leverage poses the risk that the Company may not be able to generate sufficient cash flow to service its indebtedness, or to adequately fund its operations. There can be no assurance that the Company will be able to increase its revenue and leverage the acquisitions it has made to achieve sufficient cash flow to meet its potential debt service obligations. In particular, there can be no assurance that the Company’s operating cash flow will be sufficient to meet its debt service obligations under its senior secured facilities. The Company’s leverage also could limit its ability to affect future financings or may otherwise restrict the Company’s operations and growth.

     Trade Relations and Dependence on Major Accounts. The Company’s largest account, Wal-Mart, accounted for approximately 44% of total revenue in 2003. The loss of the Wal-Mart account, or the loss of a significant number of other major accounts, or a significant reduction in the number of Shoppes and other amusement vending equipment placed at such accounts, for any reason, could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Competition. The Company competes with a number of regional and local operators of amusement vending machines. Many of these competitors are engaged in aggressive expansion programs, and the Company has experienced and expects to continue to experience intense competition for new locations and acquisition candidates. There can be no assurance that the Company will be able to compete effectively with these companies in the future. The Company’s amusement vending equipment also competes with other vending machines, coin-operated amusement devices, coin counting and redemption machines and seasonal and bulk merchandise for sites within retail locations. There can be no assurance that the Company will be able to maintain its current sites in the retail locations or that it will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the Company’s business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with Retail Accounts targeted by the Company to compete readily with the Company in certain markets.

     Dependence on Suppliers and Foreign Sourcing. Substantially all of the plush toys and other products dispensed from the machines are produced by foreign manufacturers. A majority is purchased directly by the Company from manufacturers in China. The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. During 2003, the Company transitioned its product fulfillment operations to a third party distribution center in Shanghai, China. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. The Company also could be affected by labor strikes in the sea shipping, trucking and railroad industries, all of which the Company utilizes to varying degrees. Although the Company believes that alternative means of transportation would be available for its products in the event of a labor strike affecting a particular mode of transportation, such a disruption could increase the Company’s transportation costs and thereby reduce its profit margins in a particular period.

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

     Changing Consumer Trends; Technological Innovations. Consumer preferences are constantly changing and difficult to predict, and consumer interest in the Company’s machines or the products dispensed could decline suddenly or other prize-dispensing equipment or amusement devices could replace the machines in consumer preference. The Company’s success will depend in part on its ability to offer new and appealing products and on the continuing appeal of its machines in both existing markets and in new markets into which the Company may expand. There can be no assurance that the use of amusement vending equipment and the Company’s operating results will not be adversely affected by changing consumer trends. The Company’s business also is susceptible to advances in the design and manufacture of amusement vending equipment and other vending technology. The Company’s failure to anticipate or respond adequately to such technological changes could adversely affect the Company’s business and results of operations.

     Dependence on Key Employees. The Company’s success to date has been dependent in part upon the efforts and abilities of Randall J. Fagundo (its Chief Executive Officer and President), Kenneth W. Edic (its Senior Vice President, Chief Financial Officer, Treasurer and Secretary), Robert A. Kaslon (its Senior Vice President of Merchandising) and certain other key personnel. The Company’s continued success will depend upon its ability to retain a number of its current key employees and to attract, train and retain new key management and operational personnel. There can be no assurance that the Company will be able to retain its existing key employees or attract and retain qualified employees in the future. In addition, executives or other employees with knowledge of the Company’s operations and policies may leave the Company and establish competitive businesses. There can be no assurance that the Company would be able to effectively enforce non-compete provisions against these individuals.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company entered into an interest rate collar instrument for notional amount of $27,500,000 for a three-year period ending March 31, 2005. If the 3 month LIBOR rates were to increase (decrease) by 100 basis points, then the additional interest payment related to the floor rate would increase (decrease) by $243,000 per year.

Item 8. Financial Statements and Supplementary Data

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning the directors and executive officers of the Company as of March 12, 2003:

		Principal Occupation/
Name	Age	Position Held with the Company

William F. Dawson Jr.	39	Partner, Wellspring Capital Management LLC, Chairman of the Board of Directors
Randall J. Fagundo	44	President, Chief Executive Officer and Director
Greg S. Feldman	47	Managing Partner, Wellspring Capital Management LLC and Director
Pericles Navab	36	President, Cadigan Investment Partners, Inc. and Director
Bruce W. Krysiak	53	Chairman, EDABB, Inc. and Director
Kenneth W. Edic	51	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Robert A. Kaslon	39	Senior Vice President of Merchandising

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

     Greg S. Feldman, has served as a director since February 2002. Mr. Feldman is co-founder and has been a Managing Partner of Wellspring Capital Management LLC since its inception in January 1995.

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

     Kenneth W. Edic, has served as Senior Vice President and Chief Financial Officer since April 2003 and as Secretary and Treasurer since August 2003. Mr. Edic served as Controller from March 1999 to April 2003. Prior to joining the Company Mr. Edic was Vice President, Controller, Treasurer and Corporate Secretary at Triumph Fuels, Vice President and Controller at Pace Membership Warehouse and held various positions with Cole National.

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

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee; Audit Committee Financial Expert

     The Audit Committee is comprised of Mr. Bruce W. Krysiak, who serves as its sole member and Chairman. Mr. Krysiak is an “audit committee financial expert” and “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Pursuant to Section 801 of the American Stock Exchange Company Guide (the “AMEX Guide”), the Company is deemed to be a “controlled company” based on the fact that over 50% of the Company’s voting power is held by Wellspring Capital Management L.L.C.

Code of Ethics

     The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Directors

     With the exception of Mr. Krysiak, non-employee directors of the Company do not receive annual cash compensation; however the Company does reimburse for their reasonable out-of-pocket expenses related to attendance at Board meetings, See “Certain Relationships and Related Transactions.” In consideration of Mr. Krysiak’s services as the Chairman of the Audit Committee, Chairman of the Compensation Committee and member of the Board, the Board has determined to pay Mr. Krysiak $75,000 per year for his services and granted Mr. Krysiak 25,000 options to purchase common stock under the 2002 Option Plan established by the Company’s parent company, ACMI Holdings, Inc.

Summary Compensation Table

     The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other highly compensated executive officers for the year ended December 31, 2003 (the “Named Executive Officers”):

				Long-Term
		Annual		Compensation
		Compensation		Awards

				Securities
		Salary	Bonus	Underlying	All Other
Name and Principal Position	Year	($)(1)	($)(2)	Options	Compensation $(3)

Randall J. Fagundo	2003	300,000	52,891		8,209
President and Chief	2002	250,000	89,730	—	8,188
Executive Officer	2001	250,000	129,398	—	8,742
W. John Cash (4)	2003	149,805	16,321		6,999
Senior Vice President, Chief	2002	150,000	28,653	—	7,722
Administrative Officer	2001	150,000	37,471	—	7,150
Robert A. Kaslon	2003	112,567	18,134		7,802
Senior Vice President of	2002	110,000	23,347	—	7,716
Merchandising	2001	103,333	36,434	—	7,513
Kenneth W. Edic	2003	146,875	10,880	—	5,561
Senior Vice President, Chief	2002	110,917	12,735		5,419
Financial Officer, Treasurer	2001	103,000	16,822		3,105
and Secretary
Craig Held	2003	216,666	16,321	—	10,630
Executive Vice President of	2002	87,836	—	—	479
Sales and Marketing	2001	—	—	—	—

(1)	Includes amounts deferred pursuant to Sections 401(k) and 125 of the Internal Revenue Code of 1986, as amended.

(2)	Bonuses are paid in the year subsequent to the year earned.

(3)	Includes value of Company provided automobile, health insurance premiums paid by the Company and funds contributed by the Company as matching contributions to the Named Executive Officers’ 401(k) Plan account.

(4)	Mr. Cash left the Company in July of 2003.

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

     The following table shows for the fiscal year ended December 31, 2003 certain information regarding options exercised and held at year-end by the Named Executive Officers:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options	Options at
	Shares		at 12/31/03	12/31/03
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)	Unexercisable(#)	Unexercisable($)

Randall J. Fagundo	None	None	13,891 / 125,017	$—
W. John Cash	1,000	None	0 / 0	$—
Robert A. Kaslon	None	None	959 / 8,631	$—
Kenneth W. Edic	None	None	959 / 14,384	$—
Craig Held	None	None	1,630 / 14,672	$—

Employment Agreement

     The Company entered into an employment agreement with its Chief Executive Officer and President, Randall J. Fagundo (the “Executive”) as of December 1, 2000. The employment agreement was amended on July 31, 2001 and further amended and restated on September 30, 2002 (the “Employment Agreement”). The term of the Employment Agreement runs through December 31, 2004 and is subject to automatic extension for successive one-year periods unless either party provides 90 days written notice of such party’s election not to extend the term. Under the Employment Agreement, Mr. Fagundo’s annual base salary was $275,000 for 2002, $300,000 for 2003 and increased to $325,000 on January 1, 2004. Upon the achievement of certain performance goals as established by the Company’s Board of Directors, the Executive is also entitled to receive at the end of each calendar year an annual bonus in an amount equal to up to 100% of the base salary paid to him during such calendar year. In connection with the Employment Agreement, Mr. Fagundo received a stock option for 138,900 shares of the common stock of ACMI Holdings, Inc., the parent of the Company, pursuant to the ACMI Holdings, Inc. 2002 Stock Option Plan. This option has an exercise price of $8.50 per share, which was equal to the market price as of the date of grant. The option is subject to vesting over a five-year period and further subject to vesting upon the achievement of certain milestones. The Employment Agreement also provides that the Executive will be entitled to (i) participate in any employee benefits plans the Company makes available to its other employees in executive positions and (ii) use of an automobile provided by the Company and that the Company shall use its best efforts to cause the Executive to be elected to the board during the term of the Employment Agreement. The Employment Agreement also provides that the Company may terminate the Executive’s employment at any time for cause. If the Executive is terminated for cause or the Executive voluntarily terminates the Employment Agreement, the Company is obligated to pay (i) the Executive’s earned salary and (ii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs. If the Executive is terminated without cause, the Company is obligated to pay (i) the Executive’s earned salary; (ii) a cash amount equal to the Executive’s then-current annual base salary over the non-compete period (as defined therein); and (iii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs. The Employment Agreement also provides that if, in anticipation of, or within one year after, a change of control of the Company, the Executive is terminated without cause or the Executive terminates the Employment Agreement for good reason, then the Executive will be entitled to receive (i) the Executive’s earned salary; (ii) any not yet paid accrued obligations under the Company’s applicable employee benefit plans and programs and (iii) a cash amount equal to three times the then-current annual base salary, plus three times the greater of (x) the Executive’s actual annual discretionary bonus earned in the calendar year in which the termination occurs, (y) the Executive’s actual annual discretionary bonus earned in the calendar year immediately prior to the year in which the termination occurs, or (z) the average of the Executive’s annual discretionary bonus earned for the three calendar years immediately prior to the year in which the termination occurs. The amount of any payments upon a change of control is subject to reduction if such payments would constitute “excess parachute payments” under applicable federal tax laws. The Employment Agreement also contains confidentiality and noncompete provisions which prohibit the Executive from soliciting employees of the Company, engaging in business similar to the Company’s or disclosing confidential information without the specific authorization of the Company’s Board of Directors after the termination of the Executive’s employment with the Company.

Compensation Committee Interlocks and Insider Participation

     During the Company’s fiscal year ended December 31, 2003, the Company’s Compensation Committee consisted of Messrs. Dawson, Feldman and Krysiak. No member of the Compensation Committee of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 12, 2003 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. Unless otherwise indicated, the address for each of the persons listed in the table is c/o American Coin Merchandising, Inc. 397 South Taylor Avenue, Louisville, Colorado 80027.

Beneficial Ownership (1)

Beneficial Owner	Number of Shares	Percent of Total

ACMI Holdings, Inc. (2)	1,000	100%
c/o Wellspring Capital Management LLC 390 Park Avenue, 5th Floor New York, New York 10022
William F. Dawson, Jr.	—	—
Randall J. Fagundo	—	—
Greg S. Feldman	—	—
Pericles Navab	—	—
Bruce W. Krysiak	—	—
Kenneth W. Edic	—	—
Robert A. Kaslon	—	—
All executive officers and directors as a group (7 persons)	—	—%

(1)	Applicable percentages are based on 1,000 shares outstanding on March 12, 2004, adjusted as required by rules promulgated by the SEC.

(2)	The Company became a wholly owned subsidiary of ACMI Holdings, Inc., a Delaware corporation, on February 11, 2002.

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

Item 13. Certain Relationships and Related Transactions

     In connection with the acquisition by ACMI Holdings, Inc., the Company entered into a Services and Fee Agreement with Wellspring Capital Management LLC (“Wellspring”) and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) (“Cadigan”) on February 11, 2002 (the “Fee Agreement”). The following discussion of the Fee Agreement is qualified in its entirety by reference to the actual Fee Agreement, which is incorporated by reference. Pursuant to the terms of the Fee Agreement, the Company will pay an annual consulting fee of $300,000 in arrears in equal monthly installments and reimburse Wellspring and Cadigan for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of their consulting services. The consulting fee is allocated 66 2/3% to Wellspring and 33 1/3% to Cadigan. The Fee Agreement further provides that the Company will not pay any portion of the consulting fee to the extent that such payment conflicts with the Company’s covenants pursuant to its senior secured credit facility or senior subordinated notes. However, such unpaid fees will continue to accrue, without interest, and the Company will pay such fees if and when such payment is no longer prohibited under the senior secured credit facility or senior subordinated notes. The Company paid $300,000 pursuant to the terms of the Fee Agreement during 2003. The Fee Agreement further provides that the Company shall pay all fees and expenses payable to the lenders pursuant to the terms of the senior secured credit facility and senior subordinated notes. Any other consulting or similar fees that may be payable under the Fee Agreement are allocated 65% to Wellspring and 35% to Cadigan. Cadigan’s entitlement to the fees set forth in the Fee Agreement is contingent upon its continuous ownership of certain warrants to purchase shares of ACMI Holdings, Inc. and its maintenance of a representative on the Board of Directors of ACMI Holdings, Inc. Under the terms of the Fee Agreement, the Company agrees to indemnify Wellspring and Cadigan and their respective representatives in connection with any liabilities or judgments with respect to the Fee Agreement.

     William F. Dawson, Jr., a director of the Company, is a partner at Wellspring. Greg S. Feldman, a director of the Company, is the managing partner at Wellspring. Wellspring holds a majority interest in ACMI Holdings, of which the Company is a wholly owned subsidiary.

     Pericles Navab, a director of the Company, holds an interest in and is the President of Cadigan. Cadigan holds an interest in ACMI Holdings, which is controlled by Wellspring Capital Management LLC.

Other Transactions

     The Company has also entered into an employment agreement with Randall J. Fagundo. A summary of the terms of the Company’s employment agreement with Mr. Fagundo is contained in Item 11. Executive Compensation — Employment is incorporated herein by reference.

     Mr. Fagundo, the Company’s former Chief Financial Officer, and another executive of the Company are members of a limited liability company, which has agreed to lease to the Company a building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at annual monthly rental rates ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. The Company believes that the terms of this lease is comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Item 14. Principal Accountant Fees and Services

     The Company retained KPMG LLP to audit its consolidated financial statements for the year ended December 31, 2003. Before KPMG was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s Audit Committee.

     The aggregate fees billed to the Company for professional services performed by KPMG LLP were as follows:

December 31,	2003	2002

Audit fees (a)	$115,681	$100,060
Audit-related fees (b)	12,000	11,500
Tax fees (c)	139,508	89,173

Subtotal	267,189	200,733
All other fees	—	—

Total principal accountant fees	$267,189	$200,733

(a)	Audit fees pertain to the audit of the Company’s annual consolidated financial statements, including reviews of the interim financial statements contained in the Company’s Quarterly Reports on Form 10-Q and completion of statutory reports and review of documents filed with the Securities and Exchange Commission.

(b)	Audit-related fees pertain to employee benefit plan audits.

(c)	Tax fees pertain to services performed for tax compliance, tax advice, and tax planning, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The Company’s pre-approval policy permits the Chairman of the Audit Committee to pre-approve non-audit services to be provided to the Company by KPMG LLP, provided approval of such services is ratified by the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

2.1w	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

2.2w	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.

3.1†	Certificate of Incorporation of the Registrant.

3.3S	Certificate of Merger of the Registrant.

3.4S	Restated Certificate of Incorporation.

3.5S	Amended and Restated Bylaws of the Registrant.

4.1†	Reference is made to Exhibits 3.1 through 3.5.

4.2S	Specimen Stock Certificate.

4.3o	Certificate of Trust of American Coin Merchandising Trust I.

4.4o	Trust Agreement of American Coin Merchandising Trust I.

4.5o	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

4.6o	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.

4.7o	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.

4.8o	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

4.9o	Form of Certificate Evidencing Trust Preferred Securities.

4.10o	Form of Certificate Evidencing Trust Common Securities.

4.11o	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

4.12S	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

10.1†	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

10.47Ñ	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.48Ñ	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.49Ñ	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

10.50Ä	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.

10.51Ä	Other Income Supplier Agreement—Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.

10.60S	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

10.61S	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.

10.62S	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

10.63S	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.

10.64X	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.

10.65S	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.

10.66S	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.

10.67S	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.

10.68S	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC.

10.69	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 13, 2004.

10.70	Consent and Amendment No. 1 to Subordination and Intercreditor Agreement date as of February 13, 2004.

10.71	Consent and Amendment No. 2 to Subordination and Intercreditor Agreement dated as of February 13, 2004.

14.1	Code of Ethics.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

w	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

O	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

y	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

j	* Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

s	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

S	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

x	Indicates management contract or compensatory plan, contract or arrangement.

(b)	Reports on Form 8-K.

     None.

AMERICAN COIN MERCHANDISING, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Years Ended December 31, 2003

     All schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

Independent Auditors’ Report

The Board of Directors and Stockholder
American Coin Merchandising, Inc.:

We have audited the accompanying consolidated balance sheets of American Coin Merchandising, Inc. and subsidiaries (Company) as of December 31, 2003 and 2002 (Successor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003 (Successor), the eleven months ended December 31, 2002 (Successor), the one month ended January 31, 2002 (Predecessor) and the year ended December 31, 2001 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Coin Merchandising, Inc. and subsidiaries as of December 31, 2003 and 2002 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2003 (Successor), the eleven months ended December 31, 2002 (Successor), the one month ended January 31, 2002 (Predecessor) and the year ended December 31, 2001 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As described in note 4, the Company adopted the provisions of Statement of Financial Accounting Standards 142, Goodwill and Other Intangible assets, effective on January 1, 2002.

Denver, Colorado
March 12, 2004

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Successor

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,599	$4,178
Trade accounts and other receivables	1,294	1,069
Inventories	22,962	11,512
Prepaid expenses and other assets	5,051	3,035

Total current assets	33,906	19,794

Property and equipment:
Vending machines	67,688	40,738
Vehicles	4,062	4,622
Office equipment, furniture and fixtures	5,917	4,485

	77,667	49,845
Less accumulated depreciation	(19,454)	(7,870)

Property and equipment, net	58,213	41,975
Placement fees, net of accumulated amortization of $5,148 in 2003 and $2,599 in 2002	2,164	2,080
Costs in excess of assets acquired	74,359	64,588
Other intangible assets, net of accumulated amortization of $830 in 2003 and $221 in 2002	9,144	1,105
Other assets, net of accumulated amortization of $3,141 in 2003 and $1,409 in 2002	6,974	6,831

Total assets	$184,760	$136,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,349	$4,718
Accounts payable	14,300	3,656
Accrued commissions	3,443	3,392
Other accrued expenses	3,874	1,961

Total current liabilities	27,966	13,727

Long-term debt, net of current portion	102,577	79,593
Other liabilities	298	764
Fair value of interest rate collar agreement	911	1,248
Deferred tax liabilities	—	25

Total liabilities	131,752	95,357
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	14,460	12,974
Stockholders’ equity:
Common stock, $.01 par value (1,000 shares authorized, issued and outstanding)	—	—
Additional paid-in capital	41,137	28,629
Accumulated deficit	(2,589)	(587)

Total stockholders’ equity	38,548	28,042

Commitments and contingencies
Total liabilities and stockholders’ equity	$184,760	$136,373

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor		Predecessor

	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2003	2002	2002	2001

Revenue:
Vending	$197,091	$131,237	$10,880	$139,670
Franchise and other	4,327	2,100	199	2,257

Total revenue	201,418	133,337	11,079	141,927

Cost of revenue:
Vending, excluding related depreciation and amortization	135,409	87,093	7,568	92,768
Depreciation and amortization	14,571	11,654	1,013	11,990

Total cost of vending	149,980	98,747	8,581	104,758
Franchise and other	3,127	547	192	1,921

Total cost of revenue	153,107	99,294	8,773	106,679

Gross profit	48,311	34,043	2,306	35,248
General and administrative expenses	34,664	22,211	3,617	23,386
Depreciation and amortization	1,519	941	96	3,132
Restructuring charge	320	—	—	—
Loss on debt refinancing	—	—	1,727	—

Operating earnings (loss)	11,808	10,891	(3,134)	8,730
Interest expense, net	13,931	10,408	390	6,127
Change in fair value of interest rate collar	(337)	1,429	—	—

(Loss) earnings before income taxes	(1,786)	(946)	(3,524)	2,603
Income tax benefit (expense)	(216)	359	1,339	(989)

Net (loss) earnings	$(2,002)	$(587)	$(2,185)	$1,614

Basic (loss) earnings per share of common stock	N/A	N/A	$(0.33)	$0.25
Diluted (loss) earnings per share of common stock	N/A	N/A	$(0.33)	$0.24
Basic weighted average common shares	N/A	N/A	6,545	6,526
Diluted weighted average common shares	N/A	N/A	6,545	6,729

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Retained	Total
		Additional	Earnings	Stock-
	Common	Paid-in	(Accumulated	holders’
	Stock	Capital	Deficit)	Equity

December 31, 2000	$66	$22,076	$7,947	$30,089
Issuance of 21,722 shares of common stock in employee stock purchase plan	—	56	—	56
Exercise of employee stock options	—	4	—	4
Net earnings	—	—	1,614	1,614

December 31, 2001	66	22,136	9,561	31,763
Exercise of employee stock options	—	29	—	29
Net loss for the one month ended January 31, 2002	—	—	(2,185)	(2,185)
Impact of acquisition	(66)	(22,165)	(7,376)	(29,607)

Balances prior to acquisition	—	—	—	—
Issuance of equity in Successor Company	—	28,000	—	28,000
Capital contribution	—	629	—	629
Net loss for the eleven months ended December 31, 2002	—	—	(587)	(587)

December 31, 2002	—	28,629	(587)	28,042
Capital contribution	—	12,508	—	12,508
Net loss	—	—	(2,002)	(2,002)

December 31, 2003	$—	$41,137	$(2,589)	$38,548

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor

	Year	Eleven	One	Year
	Ended	Months Ended	Month Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2003	2002	2002	2001

Operating activities:
Net (loss) earnings	$(2,002)	$(587)	$(2,185)	$1,614
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,740	14,146	1,146	15,637
Change in fair value of interest rate collar, net of cash paid	(337)	1,248	—	—
Deferred income tax expense	—	—	—	944
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts and other receivables	(260)	298	96	1,099
Inventories	(4,761)	(941)	1,233	(1,809)
Prepaid expenses and other assets	(685)	(1,531)	(5,468)	(971)
Accounts payable, accrued expenses and other liabilities	7,561	(969)	(1,260)	(751)

Net cash provided by (used in) operating activities	14,456	11,664	(6,438)	15,763

Investing activities:
Acquisitions of property and equipment, net	(14,471)	(7,568)	(436)	(4,857)
Acquisitions	(34,055)	(1,463)	—	(273)
Placement fees	(2,632)	(2,361)	(300)	(2,517)

Net cash used in investing activities	(51,158)	(11,392)	(736)	(7,647)

Financing activities:
Net borrowings (payments) on credit facility, net of issuance costs	25,193	291	82,703	(5,724)
Net payments on previous credit facility	—	—	(44,500)	—
Principal payments on long-term debt	(578)	(268)	(16)	(1,372)
Equity contribution from parent	12,508	629	—	—
Net (purchase) issuance of common stock, net of offering costs	—	—	(31,825)	60

Net cash provided by (used in) financing activities	37,123	652	6,362	(7,036)
Net increase (decrease) in cash and cash equivalents	421	924	(812)	1,080
Cash and cash equivalents at beginning of period	4,178	3,254	4,066	2,986

Cash and cash equivalents at end of period	$4,599	$4,178	$3,254	$4,066

See accompanying notes to consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

1. Description of the Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc., Folz Vending, Inc. and American Coin Merchandising Trust I (the “Company”) owns and operates approximately 165,000 coin-operated amusement vending machines. Approximately 18,000 of these machines dispense plush toys, watches, jewelry, novelties, and other items, with the majority of the other machines dispensing bulk gum, candy and novelty items. The Company also operates kiddie rides, video games and other amusement equipment. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At December 31, 2003, the Company had 37 field offices with operations in 49 states and Puerto Rico. The Company also sells products and amusement vending equipment to franchisees and third parties. At December 31, 2003, there were six franchisees operating in 7 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc. (the “Acquisition”), a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) for approximately $110.7 million. Of this amount, approximately $28 million was paid in cash. The Company has recorded approximately $63.1 million of costs in excess of assets acquired as a result of the Acquisition, which was accounted for using the purchase method of accounting. The transaction was approved at a stockholders’ meeting held on February 5, 2002. The Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange. Periods prior to the acquisition (deemed to be February 1, 2002) are denoted as predecessor periods, with those subsequent to the acquisition denoted as successor periods.

2. Acquisitions

     On April 15, 2003, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets of Folz Vending Co., Inc. and its wholly owned subsidiary Folz Novelty Co., Inc. (collectively “Folz”) for $22.3 million. The acquisition was funded through additional borrowings under the Company’s amended and restated credit facility, the issuance of additional senior subordinated notes and an equity contribution received from its parent company, ACMI Holdings, Inc. (“Parent”).

     The components of the purchase price and its allocation of fair value to the assets and liabilities was as follows:

Sources of funding:
Borrowings under credit facility	$3,289
Issuance of senior subordinated notes	6,500
Equity contribution from Parent	12,500

Total purchase price	22,289
Allocation of purchase price:
Assets acquired
Inventories	6,147
Prepaid expenses and other assets	294
Property and equipment	9,211
Other assets	187
Customer relationship intangible asset	5,346
Liabilities assumed
Accounts payable	(2,745)
Accrued commissions	(838)
Other accrued expenses	(1,181)

Costs in excess of assets acquired	$5,868

     The Company allocated $5.3 million of purchase price to customer relationships in accordance with Emerging Issues Task Force Issue 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the customer relationship intangible asset over an eight-year period. The Company recognized $167,000 of amortization expense related to the customer relationship intangible during the year ended December 31, 2003.

     The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of future operating results. Such information is subject to the assumptions set forth in the notes to the pro forma financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(in thousands)

	2003	2002

Total revenue	$214,792	$194,693

Cost of revenue:
Vending	146,085	133,621
Depreciation	14,943	13,943

Total cost of vending	161,028	147,564
Franchise and other	3,127	739

Total cost of revenue	164,155	148,303
Gross profit	50,637	46,390
General and administrative	36,684	33,056
Depreciation and amortization	2,097	1,299
Restructuring	320	—
Loss on debt refinancing	—	1,727

Operating earnings (loss)	11,536	10,308
Interest expense, net	14,334	12,180
Change in fair value of collar	(337)	1,429

(Loss) earnings before income tax	(2,461)	(3,301)
Income tax benefit (expense)	(483)	1,254

Net earnings (loss)	$(2,944)	$(2,047)

The unaudited pro forma condensed statements of operations presented above include the following adjustments:

-	Elimination of financial information related to Folz operations that were not part of the purchase transaction but were included in the historical combined Folz financial statements.

-	Adjustments to depreciation expense as a result of the impact of conforming the depreciation lives to those of the Company and recalculating depreciation based on the estimated fair value, which approximates the net book value of the assets and the amortization of acquisition related intangible assets.

-	Elimination of historical Folz interest expense and the increase in interest expense as a result of the increased borrowings under the Company’s credit facilities to finance the purchase. Interest expense on such borrowings is calculated using as assumed weighted average rate of 12.5%.

-	Additional income tax expense for (i) the income of Folz, as no federal income tax expense had historically been included in the Folz financial statements because Folz’s primary operating entity elected to be treated as an S Corporation for tax purposes, and (ii) the tax benefits of increased interest expense. Income tax expense is computed using the Company’s historical statutory income tax rate of 38.0%.

     The Company also made several smaller acquisitions during the second quarter of 2003. On May 30, 2003, the Company purchased certain amusement vending assets from, and assumed certain liabilities of, GamePlan, Inc. and Pinball Wizard, Inc. (collectively “GamePlan”) for $8.6 million. On May 30, 2003, the Company acquired certain amusement vending assets from a former franchisee for $709,000. On June 19, 2003, the Company purchased certain assets consisting of kiddie rides from another operator for $1.4 million. The Company utilized its credit facility to fund all of these acquisitions. Based on the preliminary estimates of the fair value of the assets acquired in these acquisitions, the Company has allocated $3.2 million of the $10.7 million total acquisition cost to costs in excess of assets acquired and $3.3 million to other intangible assets.

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

     Taxes

     The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate or reduction in benefit rate and a material adverse impact on our operating results. This could be mitigated by the reversal of future taxable temporary differences in property, plant and equipment that could create taxable income to help utilize the deferred tax assets. Management determined that a valuation allowance should be recorded against the net deferred tax assets of $906,000 at December 31, 2003. Should management conclude that these deferred tax assets are realizable in the future, the valuation allowance will be reversed to the extent of such realizability.

     The Company is also subject to examination of its income, sales and local use tax returns by the IRS and various other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provisions and related accruals.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories consist of purchased items ready for resale or use in vending operations and components used in the production of amusement vending machines.

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

Costs in Excess of Assets Acquired and Other Intangible Assets

     Costs in excess of assets acquired and other intangible assets represent the purchase amount paid in excess of the fair value of the tangible net assets acquired. The Company performs a fair value assessment of costs in excess of assets acquired and the other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, changes in the manner of use of the acquired assets or the strategy for overall business and negative industry or economic trends.

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

Fair Value

     The carrying amounts of financial instruments, including accounts payable and receivable, are reasonable estimates of their fair values because of their short term nature. The carrying amount of long-term debt approximates its fair value.

Earnings (Loss) Per Share

     The Company discloses both basic and diluted earnings (loss) per share for predecessor periods. Basic and diluted earnings (loss) per share were computed by dividing earnings (loss) by the weighted average number of common shares outstanding during the period and by all dilutive potential common shares outstanding during the period, respectively.

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

		Successor		Predecessor

		Year	Eleven	One	Year
		Ended	Months Ended	Month Ended	Ended
		December 31,	December 31,	January 31,	December 31,
		2003	2002	2002	2001

Net (loss) earnings	As reported	$(2,002)	$(587)	$(2,185)	$1,614
	Pro forma	(2,107)	(689)	(2,400)	1,418
Diluted (loss) earnings per share	As reported	N/A	N/A	$(0.33)	$0.24
	Pro forma	N/A	N/A	(0.37)	0.21

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: no dividend yield; expected volatility of 19% for 2003 and 2002, and 58% for 2001; risk-free interest rates of 4.3% in 2003, 4.8% in 2002 and 5.6% in 2001; and expected lives of six years.

Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Successor		Predecessor

	Year	Eleven Months	One	Year
	Ended	Ended	Month Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2003	2002	2002	2001

Cash paid during the period:
Interest	$11,073	$7,822	$560	$5,451
Income taxes	127	155	3	35
Significant noncash investing and financing activities:
Notes payable issued for acquisitions of franchisees and others	—	1,125	—	615

4. Costs in Excess of Assets Acquired and Other Intangible Assets

     Effective January 1, 2002, the beginning of the Company’s fiscal year 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which costs in excess of assets acquired is no longer amortized but instead will be assessed for impairment at least annually. The weighted average estimated remaining life of the other intangible assets was approximately 6.5 years at December 31, 2003.

     Goodwill and other intangible assets consist of the following at December 31, 2003:

		Other Intangible
	Goodwill	Assets
Balance, December 31, 2002	$64,588	$1,326
Folz Acquisition	5,868	5,346
Game Plan Acquisition	3,174	2,647
Other	729	655

Balance, December 31, 2003	$74,359	$9,974

Less accumulated amortization	—	(830)

Balance, December 31, 2003, net	$74,359	$9,144

5. Credit Facility and Long-Term Debt

     Senior Secured Credit Facility

     The Company amended and restated its senior secured credit facility on April 15, 2003, in conjunction with the acquisition of Folz. The amended senior secured credit facility is comprised of a $12.0 million revolving credit facility and provides for up to $70.0 million of term debt. The $70.0 million term debt facility is comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $3.8 million term loan D. As of December 31, 2003, there was $66.7 million of total term loans outstanding. As of December 31, 2003, there was $8.0 million borrowed, $1.2 million utilized by letters of credit, and $2.8 million available under the revolving credit facility. The revolving credit facility expires on March 31, 2007. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on the credit facility at December 31, 2003 was 6.4%.

     The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at December 31, 2003.

     In January 2002, the Company refinanced its $55 million senior secured credit facility and replaced it with a $65 million senior secured credit facility. As a result of the refinancing, the Company recorded a loss of $1.7 million related to the write-off of loan origination fees related to the previous credit facility.

     Senior Subordinated Notes

     In February 2002 and April 2003, the Company issued $25.0 million and $6.5 million, respectively, of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided however, the minimum cash interest on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. Included in the $33.5 million of senior subordinated notes outstanding at December 31, 2003 is $2.0 million of payment by in kind notes issued in lieu of interest. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at December 31, 2003.

     Long-term debt consists of the following (in thousands):

December 31,	2003	2002

Senior secured credit facilities	$74,693	$57,205
Senior subordinated notes	33,494	25,789
Notes payable to a former franchisee and others, due in monthly and quarterly installments with interest ranging from 6% to 9%; maturing between 2004 and 2005, secured by certain property and equipment	739	1,317

Total long-term debt	108,926	84,311
Less current portion	(6,349)	(4,718)

Long-term debt, net of current portion	$102,577	$79,593

     The carrying amount of long-term debt approximates its fair value.

     Maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$6,349
2005	8,211
2006	10,660
2007	40,372
2008	9,840
2009 and thereafter	33,494

$108,926

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

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument is not allowed hedge accounting treatment under SFAS No. 133. Accordingly, the Company records this instrument at fair value and recognizes realized and unrealized gains and losses in other expense in the consolidated statements of operations. The Company paid $639,000 during 2003 and $148,000 for the eleven months ended December 31, 2002 since LIBOR was below the floor rate under the interest rate collar. These amounts are included in interest expense in the consolidated statements of operations. The Company does not speculate using derivative instruments.

     The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value of the interest rate collar is a liability of approximately $911,000 and $1.2 million as of December 31, 2003 and 2002, respectively.

7. Mandatorily Redeemable Preferred Securities

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and was effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date transition should be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. In November 2003, the FASB deferred certain provisions of SFAS No. 150 through FASB Position (“FSP”) 150-3. The Company’s mandatorily redeemable preferred securities fall under the guidance of FSP 150-3 and consequently the Company has not adopted the proposed classifications of measurement requirements of SFAS No. 150. The mandatorily redeemable preferred securities are currently being accreted to their $17 million stated amount.

8. Income Taxes

     Income tax expense (benefit) consists of the following (in thousands):

	Successor		Predecessor

	Year	Eleven	One	Year
	Ended	Months Ended	Month Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2003	2002	2002	2001

Current
Federal	$—	$—	$—	$45
State	—	—	—	—

	—	—	—	45

Deferred
Federal	(617)	(308)	(1,127)	790
State	(73)	(51)	(212)	154
Valuation Allowance	906	—	—	—

	(216)	(359)	(1,339)	944

	$(216)	$(359)	$(1,339)	$989

     A reconciliation of the expected tax expense (benefit), assuming earnings (loss) before taxes is taxed at the statutory federal tax rate of 34%, and the Company’s actual provision for income taxes is as follows (in thousands):

	Successor		Predecessor

	Year	Eleven	One	Year
	Ended	Months Ended	Month Ended	Ended
	December 31,	December 31,	January 31,	December 31,
	2003	2002	2002	2001

Expected tax expense (benefit) at the federal statutory rate	$(607)	$(322)	$(1,198)	$885
State income taxes, net of federal taxes	(66)	(45)	(143)	106
Other, net	(17)	8	2	(2)
Valuation Allowance	906	—	—	—

	$(216)	$(359)	$(1,339)	$989

     For income tax purposes, at December 31, 2003, the Company has a net operating loss carryforward of approximately $22.8 million, expiring at various dates through 2023. In February 2002, the common shares of the Company were acquired by ACMI Holdings, Inc. As a result of the Acquisition, the utilization of approximately $13 million of the net operating loss carryforward is subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

     The sources and tax effects of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities are as follows (in thousands):

     As of December 31, 2003, management believes it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded against the net deferred tax assets of $906,000. Should management conclude that these deferred tax assets are realizable in the future, the valuation allowance will be reversed to the extent of such realizability.

December 31,	2003	2002

Deferred tax assets:
Net operating loss and other carryforwards	$8,691	$7,270
Allowance for doubtful receivables	63	23
Inventory capitalization	916	357
Accrued expenses	288	368
Valuation Allowance	(906)	—

	9,052	8,018
Deferred tax liabilities:
Property and equipment—basis and depreciation differences	(6,490)	(6,146)
Costs in excess of assets acquired-basis and amortization differences	(2,562)	(1,605)

	(9,052)	(7,751)

	$—	$267

9. Retirement Plan

     The Company maintains a 401(k) profit sharing plan, which covers substantially all employees. Employees are permitted to contribute up to 15% of their eligible compensation. The Company makes contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. The Company’s matching contributions totaled $639,000 in 2003, $292,000 for the eleven months ended December 31, 2002, $26,000 for the month ended January 31, 2002, and $286,000 in 2001, respectively.

     The Company established a qualified Employee Stock Purchase Plan (“the Plan”), the terms of which allowed for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to the lower of 85% of the closing price at July 1 or the end of each quarterly stock purchase period. The Company suspended the Plan effective October 1, 2001 and terminated it in conjunction with the Acquisition. During 2001 and 2000 shares totaling 21,722 and 33,725, respectively, were purchased under the Plan at average prices of $2.61 and $2.23 per share, respectively.

10. Restructuring Charge

     In June 2003, the Company recorded a restructuring charge associated with the termination of certain administrative and sales employees that resulted from reorganizing certain functions after the acquisition of Folz. The restructuring accrual is included in other accrued expenses in the accompanying consolidated balance sheets and follows the guidance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

     The activity in the restructuring accrual is as follows:

Balance, December 31, 2002	$—
Expense	320
Payments	(181)

Balance, December 31, 2003	$139

11. Commitments

     The Company has noncancelable operating leases, primarily for office and warehouse facilities, vehicles and certain types of equipment. Primarily all of these leases expire at various times over the next five years. Rent expense under these leases totaled $4,702,000 for the year ended December 31, 2003, $2,823,000 for the eleven months ended December 31, 2002, $235,000 for the month ended January 31, 2002, and $2,697,000 for the year ended December 31, 2001.

     Future minimum commitments under operating lease arrangements as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$6,146
2005	4,643
2006	3,670
2007	2,004
2008	730
2009 and thereafter	1,578

Total	$18,771

     Future minimum commitments for employment contracts as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$325

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

     Under terms of the ACMI Holdings, Inc. 2002 Stock Option Plan (the “2002 Plan”), the Company may grant to employees and non-employee directors options to purchase up to 360,633 shares of ACMI Holdings, Inc. common stock. Under the 2002 Plan, 50% of granted options are subject to vesting over a five-year period and the remaining 50% of granted options are subject to vesting upon the achievement of certain performance milestones. Under certain conditions, if a change in ownership occurs all options vest immediately. No milestones were met during 2003 or 2002. The Company has determined the intrinsic value of the unvested options subject to milestone achievement to be immaterial as of December 31, 2003 and 2002. However, the Company will periodically re-measure the value of these outstanding unvested options based on the then current fair market value of the underlying common stock. It is reasonably possible that the future changes in the fair value of the common stock of ACMI Holdings, Inc. could result in additional non-cash charges to earnings and that such charges could be material.

     A summary of the status of the Company’s 2002 Plan as of December 31, 2003 and the now terminated two predecessor fixed stock option plans as of December 31, 2002 and 2001, and changes during the periods ended on those dates is presented below:

	Successor				Predecessor

			Eleven Months Ended		One Month Ended
	2003		December 31, 2002		January 31, 2002		2001

		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	308,644	$8.50	—	—	700,104	$3.76	1,008,792	$5.19
Granted	46,940	$8.50	309,719	$8.50	—	—	30,000	$3.75
Exercised	(1,000)	$8.50	—	—	700,104	$3.76	(1,938)	$2.63
Forfeited	(36,858)	$8.50	(1,075)	$8.50	—	—	(10,800)	$3.43
Cancelled	—		—	—	—	—	(325,950)	$8.17

Outstanding at end of period	317,726	$8.50	308,644	$8.50	—	—	700,104	$3.76

Options exercisable at period end	27,178		—		—		531,886

     The following table summarizes information about the Company’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

Range		Weighted Average
of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$8.50	317,726	8.3	$8.50	27,128	$8.50

13. Certain Significant Risks and Uncertainties

     Current Vulnerability Due to Certain Concentrations:

Suppliers

     Substantially all of the plush toys and other products dispensed from the amusement vending machines are produced by foreign manufacturers. A majority of these purchases are made directly by the Company from manufacturers in the People’s Republic of China (“China”). The Company purchases its other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, the Company is subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers and could result in a substantially increased costs for certain products purchased by the Company which could have a material adverse effect on the Company’s financial performance.

Customers

     The Company had amusement vending machines placed with one retail customer that accounted for 44%, 42% and 38% of the Company’s revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

14. Earnings Per Share

     Basic and diluted earnings (loss) per share for the one month ended January 31, 2002 and years ended December 31, 2001 and 2000 were computed as follows:

	Predecessor

	One
	Month Ended
	January 31,	Year Ended December 31,
	2002	2001

Net (loss) earnings	$(2,185,000)	$1,614,000

Common shares outstanding at beginning of period	6,537,629	6,513,919
Effect of shares issued during the period	7,278	12,121

Basic weighted average common shares	6,544,907	6,526,040
Incremental shares from assumed conversions:
Stock options	—	202,710

Diluted weighted average common shares	6,544,907	6,728,750

Basic (loss) earnings per share	$(0.33)	$0.25
Diluted (loss) earnings per share	$(0.33)	$0.24

     15.     Unaudited Quarterly Financial Information (in thousands, except per share data)

	Successor

	Dec. 31	Sept. 30	June 30	Mar. 31
	2003	2003	2003	2003

Total revenue	$57,427	$56,532	$49,464	$37,995
Total cost of revenue	43,381	42,082	38,456	29,188

Gross profit	14,046	14,450	11,008	8,807
General and administrative expenses	10,950	9,663	8,733	6,837
Restructuring	—	—	320	—

Operating earnings (loss)	3,096	4,787	1,955	1,970
Interest expense, net	3,867	3,748	3,438	2,878
Change in fair value of interest rate collar	(204)	(177)	(8)	52

Earnings (loss) before income taxes	(567)	1,216	(1,475)	(960)
Income tax (expense) benefit	(675)	(466)	560	365

Net earnings (loss)	$(1,242)	$750 (a)	$(915)	$(595)

(a)	The final allocation of fair value to various assets for acquisitions made in 2003 did not occur until the fourth quarter, when related depreciation and amortization were recorded. The impact of such depreciation and amortization would have reduced net earnings for the quarter ended September 30, 2003 by approximately $279,000 to $471,000.

	Successor				Predecessor

				Two Months	One Month
				Ended	Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Jan. 31
	2002	2002	2002	2002	2002

Total revenue	$39,024	$35,780	$34,090	$24,443	$11,079
Total cost of revenue	28,740	26,512	25,818	18,224	8,773

Gross profit	10,284	9,268	8,272	6,219	2,306
General and administrative expenses	6,609	6,100	6,295	4,148	3,713
Loss on debt refinancing	—	—	—	—	1,727

Operating earnings (loss)	3,675	3,168	1,977	2,071	(1,407)
Interest expense, net	2,905	2,897	2,880	1,726	390
Change in fair value of interest rate collar	101	728	600	—	—

Earnings (loss) before income taxes	669	(457)	(1,503)	345	(3,524)
Income tax (expense) benefit	(258)	172	576	(131)	1,339

Net earnings (loss)	$411	$(285)	$(927)	$214	$(2,185)

Basic (loss) earnings per share	N/A	N/A	N/A	N/A	$(0.33)
Diluted (loss) earnings per share	N/A	N/A	N/A	N/A	$(0.33)
Basic weighted average common shares	N/A	N/A	N/A	N/A	6,545
Diluted weighted average common shares	N/A	N/A	N/A	N/A	6,545

16. Related Party Transactions

     In connection with the acquisition by ACMI Holdings, Inc., the Company entered into a Services and Fee Agreement with Wellspring Capital Management LLC (“Wellspring”) and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) (“Cadigan”) on February 11, 2002 (the “Fee Agreement”). Pursuant to the terms of the Fee Agreement, the Company will pay an annual consulting fee of $300,000, in arrears, in equal monthly installments and reimburse Wellspring and Cadigan for all reasonable out-of-pocket costs and expenses incurred in connection with the performance of their consulting services. The consulting fee is allocated 66 2/3% to Wellspring and 33 1/3% to Cadigan. The Fee Agreement further provides that the Company will not pay any portion of the consulting fee to the extent that such payment conflicts with the Company’s covenants pursuant to its senior secured credit facility or senior subordinated notes. However, such unpaid fees will continue to accrue, without interest, and the Company will pay such fees if and when such payment is no longer prohibited under the senior secured credit facility or senior subordinated notes. The Company paid $300,000 pursuant to the terms of the Fee Agreement during 2003. The Fee Agreement further provides that the Company shall pay all fees and expenses payable to the lenders pursuant to the terms of the senior secured credit facility and senior subordinated notes. Any other consulting or similar fees that may be payable under the Fee Agreement are allocated 65% to Wellspring and 35% to Cadigan. Cadigan’s entitlement to the fees set forth in the Fee Agreement is contingent upon its continuous ownership of certain warrants to purchase shares of ACMI Holdings, Inc. and its maintenance of a representative on the Board of Directors of ACMI Holdings, Inc. Under the terms of the Fee Agreement, the Company agrees to indemnify Wellspring and Cadigan and their respective representatives in connection with any liabilities or judgments with respect to the Fee Agreement.

     Mr. Fagundo, the Company’s former Chief Financial Officer, and another executive of the Company are members of a limited liability company, which has agreed to lease to the Company a building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at annual monthly rental rates ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. The Company believes that the terms of this lease is comparable to those that would be entered into between unrelated parties on an arms’ length basis.

17. Subsequent Event

     On February 13, 2004, the Company completed Amendment No. 1 to its Amended and Restated Credit Agreement. Among other things, Amendment No. 1 provided for an $8.5 million expansion of the term loan facility under the senior secured credit facility. In connection with the expansion of the term loan commitment, the Company converted $8.5 million of the then outstanding revolving credit facility to term debt. The revolving credit facility commitment remained $12 million after the above transactions.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAN COIN MERCHANDISING, INC.

By	/s/ Randall J. Fagundo

Randall J. Fagundo
President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall J. Fagundo and Kenneth W. Edic, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM F. DAWSON, JR William F. Dawson, Jr.	Chairman of the Board	March 23, 2004

/s/ RANDALL J. FAGUNDO Randall J. Fagundo	President and Chief Executive Officer and Director	March 23, 2004

/s/ KENNETH W. EDIC Kenneth W. Edic	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 23, 2004

/s/ GREG S. FELDMAN Greg S. Feldman	Director	March 23, 2004

/s/ PERICLES NAVAB Pericles Navab	Director	March 23, 2004

/s/ BRUCE W. KRYSIAK Bruce W. Krysiak	Director	March 23, 2004

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

2.1w	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

2.2w	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.

3.1†	Certificate of Incorporation of the Registrant.

3.3S	Certificate of Merger of the Registrant.

3.4S	Restated Certificate of Incorporation.

3.5S	Amended and Restated Bylaws of the Registrant.

4.1†	Reference is made to Exhibits 3.1 through 3.5.

4.2S	Specimen Stock Certificate.

4.3o	Certificate of Trust of American Coin Merchandising Trust I.

4.4o	Trust Agreement of American Coin Merchandising Trust I.

4.5o	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

4.6o	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.

4.7o	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.

4.8o	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

4.9o	Form of Certificate Evidencing Trust Preferred Securities.

4.10o	Form of Certificate Evidencing Trust Common Securities.

4.11o	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

4.12S	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

10.1†	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

10.47Ñ	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.48Ñ	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.49Ñ	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

10.50Ä	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.

10.51Ä	Other Income Supplier Agreement-Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.

10.60S	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

10.61S	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.

10.62S	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

10.63S	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.

10.64X	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.

10.65S	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.

10.66S	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.

10.67S	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.

10.68S	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC

10.69	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 13, 2004.

10.70	Consent and Amendment No. 1 to Subordination and Intercreditor Agreement date as of February 13, 2004.

10.71	Consent and Amendment No. 2 to Subordination and Intercreditor Agreement dated as of February 13, 2004.

14.1	Code of Ethics

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

w	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

O	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

y	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

j	* Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

s	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

S	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

X	Indicates management contract or compensatory plan, contract or arrangement.