Form 10-Q
period 2004-03-31
AMERICAN COIN MERCHANDISING INC
filed 2004-05-17
CIK 949112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 10, 2004, the registrant had 1,000 shares of its $0.01 par value common stock outstanding.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,326	$4,599
Trade accounts and other receivables, net	1,597	1,294
Inventories, net	19,939	22,962
Prepaid expenses and other assets	5,607	5,051

Total current assets	30,469	33,906

Property and equipment, at cost:
Vending machines	69,968	67,688
Vehicles	3,300	4,062
Office equipment, furniture and fixtures	6,151	5,917

	79,419	77,667
Less accumulated depreciation	(21,463)	(19,454)

Property and equipment, net	57,956	58,213
Placement fees, net of accumulated amortization of $5,764 in 2004 and $5,148 in 2003	1,883	2,164
Costs in excess of assets acquired	74,359	74,359
Other intangible assets, net of accumulated amortization of $1,146 in 2004 and $830 in 2003	8,828	9,144
Other assets, net of accumulated amortization of $3,660 in 2004 and $3,141 in 2003	6,964	6,974

Total assets	$180,459	$184,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,882	$6,349
Accounts payable	6,854	14,300
Accrued commissions	3,880	3,443
Other accrued expenses	3,365	3,874

Total current liabilities	20,981	27,966
Long-term debt, net of current portion	120,113	117,037
Other liabilities	289	298
Fair value of interest rate collar agreement	824	911

Total liabilities	142,207	146,212
Stockholders’ equity:
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	41,197	41,137
Accumulated deficit	(2,945)	(2,589)

Total stockholders’ equity	38,252	38,548

Total liabilities and stockholders’ equity	$180,459	$184,760

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Three Months
	Ended
	March 31,
	2004	2003
Revenue:
Vending	$55,372	$37,115
Franchise and other	974	880

Total revenue	56,346	37,995

Cost of revenue:
Vending, excluding related depreciation and amortization	38,512	25,479
Depreciation and amortization	3,697	3,141

Total cost of vending	42,209	28,620
Franchise and other	590	568

Total cost of revenue	42,799	29,188

Gross profit	13,547	8,807
General and administrative expenses	9,552	6,598
Depreciation and amortization	592	239

Operating earnings	3,403	1,970
Interest expense, net	3,822	2,878
Change in fair value of interest rate collar	(87)	52

Loss before income taxes	(332)	(960)
Income tax (expense) benefit	(24)	365

Net loss	$(356)	$(595)

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(356)	$(595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	3,442	3,751
Amortization of debt issuance costs allocated from Parent	47	—
Change in fair value of interest rate collar, net of cash paid.	(87)	52
Gain on sale of assets	(78)	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(303)	(9)
Inventories	3,023	(328)
Prepaid expenses and other assets	(546)	(1,458)
Accounts payable, accrued expenses and other liabilities	(7,168)	2,248

Net cash (used in) provided by operating activities	(2,026)	3,661

Cash flows from investing activities:
Purchases of property and equipment, net	(2,474)	(1,954)
Proceeds from sale of assets	300	—
Placement fees	(336)	(513)

Net cash used in investing activities	(2,510)	(2,467)

Cash flows from financing activities:
Net borrowings (payments) on credit facility	3,401	(2,027)
Principal payments on long-term debt	(151)	(141)
Equity contribution from parent	13	—

Net cash provided by (used in) financing activities	3,263	(2,168)

Net change in cash and cash equivalents	(1,273)	(974)
Cash and cash equivalents at beginning of period	4,599	4,178

Cash and cash equivalents at end of period	$3,326	$3,204

See accompanying notes to condensed consolidated financial statements.

AMERICAN COIN MERCHANDISING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

     American Coin Merchandising, Inc., d/b/a Sugarloaf Creations, Inc. and Folz Vending, Inc. (the “Company”) owns and operates approximately 167,300 coin-operated amusement vending machines. Approximately 18,700 of these machines are “Shoppes” that dispense plush toys, watches, jewelry, novelties, and other items. In addition to Shoppes, the Company operates an extensive line of bulk vending (gum, candy and novelty items), kiddie rides, video games and other amusement equipment. The Company’s amusement vending machines are placed in supermarkets, mass merchandisers, bowling centers, truck stops, bingo halls, bars, restaurants, warehouse clubs and similar locations. At March 31, 2004, the Company had 37 field offices with operations in 49 states and Puerto Rico. The Company also sells products and amusement vending equipment to franchisees and third parties. At March 31, 2004, there were six franchisees operating in 7 territories. All significant intercompany balances and transactions have been eliminated in consolidation.

     On February 11, 2002, the Company was acquired by ACMI Holdings, Inc., a newly formed corporation organized by two investment firms, Wellspring Capital Management LLC and Cadigan Investment Partners, Inc. (f/k/a Knightsbridge Holdings, LLC) (the “Acquisition”). As a result of the Acquisition, the Company’s common stock is no longer publicly traded. The Company’s mandatorily redeemable preferred securities remain outstanding and continue to trade on the American Stock Exchange.

     The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain amounts for prior periods have been reclassified to conform to the March 31, 2004 presentation. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     In the opinion of the Company, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company’s financial position at March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003, respectively. The operating results for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Company adopted Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”, as revised, (“FIN No. 46R”) during the quarter ended March 31, 2004. As a result of the adoption of FIN No. 46, the Company no longer consolidates its wholly owned subsidiary American Coin Merchandising Trust I (“the Trust”) and instead recognizes as debt the Ascending Rate Junior Subordinated Debentures issued by the Company and held by the Trust, as more fully discussed in Note 8.

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

     The Company also made several smaller acquisitions during the second quarter of 2003. On May 30, 2003, the Company purchased certain amusement vending assets from, and assumed certain liabilities of, GamePlan, Inc. and Pinball Wizard, Inc. (collectively “GamePlan”) for $8.6 million. On May 30, 2003, the Company acquired certain amusement vending assets from a former franchisee for $709,000. On June 19, 2003, the Company purchased certain assets consisting of kiddie rides from another operator for $1.4 million. The Company utilized its credit facility to fund all of these acquisitions. After allocating fair value to the assets acquired in these acquisitions, the Company allocated remaining amounts of $3.2 million to costs in excess of assets acquired and $3.3 million to other intangible assets.

     Results of operations for these acquisitions are included in the consolidated financial statements from the respective acquisition dates forward.

(3) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. No stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss would have been increased to the pro forma amounts indicated below (amounts in thousands).

	Three Months
	Ended
	March 31,
	2004	2003
Net loss
As reported	$(356)	$(595)
Pro forma	$(403)	$(620)

(4) Supplemental Disclosures of Cash Flow Information

     A schedule of supplemental cash flow information follows (in thousands):

	Three Months
	Ended
	March 31,
	2004	2003
Cash paid during the period:
Interest paid	$3,039	$2,353
Income taxes paid	$69	$28

     The quarter ended March 31, 2004, included a $47,000 non-cash allocation of debt issuance costs from ACMI Holdings, Inc.

(5) Income Taxes

     The Company accounts for income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and has established valuation allowances based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company records a valuation allowance against all or a significant portion of our deferred tax assets resulting in an increase in our effective tax rate or reduction in benefit rate and a material adverse impact on our operating results. For the three months ended March 31, 2004, the company did not recognize any benefit for its operating losses but increased its valuation allowance to approximately $1.0 million. Should management conclude that its deferred tax assets are realizable in the future, the valuation allowance will be reversed to the extent of such realizability.

     The Company is also subject to examination of its income, sales and local use tax returns by the IRS and various other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provisions and related accruals.

(6) Cost in Excess of Assets Acquired and Other Intangible Assets

     Costs in excess of assets acquired and other intangible assets represent the purchase amount paid in excess of the fair value of the tangible net assets acquired. The Company performs a fair value assessment of costs in excess of assets acquired and the other intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include significant underperformance relative to expected historical or projected future operating results, changes in the manner of use of the acquired assets or the strategy of the related business and negative industry or economic trends.

(7) Credit Facility and Long-Term Debt

     On February 13, 2004, the Company completed Amendment No. 1 to its amended and restated senior secured credit facility dated April 15, 2003. The amended senior secured credit facility is comprised of a $12.0 million revolving credit facility and provides for up to $78.5 million of term debt. The $78.5 million term debt facility is comprised of a $26.3 million term loan A, a $37.2 million term loan B, a $2.7 million term loan C and a $12.3 million term loan D. As of March 31, 2004, there was $74.1 million of total term loans outstanding. As of March 31, 2004, there was $4.0 million outstanding on the revolver, $1.1 million utilized by letters of credit, and $6.9 million available under the revolving credit facility. The revolving credit facility expires on March 31, 2007. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2008 termination of the facilities. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on the credit facility at March 31, 2004 was 6.4%.

     The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company. The Company was in compliance with such financial ratios and restrictions at March 31, 2004.

     In February 2002 and April 2003, the Company issued $25.0 million and $6.5 million, respectively, of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided, however, the minimum cash interest on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. Included in the $33.8 million of senior subordinated notes outstanding at March 31, 2004 is $2.3 million of payment in kind notes issued in lieu of interest. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at March 31, 2004.

(8) Mandatorily Redeemable Preferred Securities

     In September 1998, the Trust completed a public offering of $17 million of Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Cumulative Trust Preferred Securities (the “Trust Preferred Securities”). The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase approximately $17 million of American Coin Merchandising, Inc. Ascending Rate (10.5% at December 31, 1998 increasing to 12.0% at September 16, 2005) Junior Subordinated Debentures (the “Subordinated Debentures”) due September 15, 2028. The sole assets of the Trust are the Subordinated Debentures.

     Prior to the deconsolidation of the Trust as required by FIN No. 46R, the Company reported the Trust Preferred Securities as “Company obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures,” a mezzanine security on the condensed consolidated balance sheets. Under FIN No. 46R, the condensed consolidated financial statements reflect the deconsolidation of the Trust for all periods presented. Accordingly, long-term debt and interest expense reflect the obligation and interest cost, respectively of the Subordinated Debentures. Adoption of FIN No. 46R did not have a material effect on results of operations in the periods presented, as the fair value of the Subordinated Debentures approximates the fair value of the Trust Preferred Securities and the effective interest cost on the Trust Preferred Securities approximates the effective interest expense on the Subordinated Debentures.

     The Company may defer the payment of interest on the Subordinated Debentures for successive periods up to eight consecutive quarters. During such periods, accrued interest on the Subordinated Debentures will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Subordinated Debentures.

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

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative instruments be reported in the statement of financial position as assets or liabilities and measured at fair value. The Company’s interest rate collar instrument does not qualify for hedge accounting treatment under SFAS No. 133. Accordingly the Company records this instrument at fair value and recognizes realized and unrealized gains and losses. The Company paid $170,000 during the quarter since LIBOR was below the floor rate under the interest rate collar. This amount is included in interest expense in the condensed consolidated statements of operations. The fair value of the interest rate collar is obtained from bank quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value at December 31, 2003 was a liability of $911,000. The fair value recorded at March 31, 2004 was a liability of $824,000. Accordingly, the change in fair value of this non-hedging derivative instrument is included as a net expense reduction of $87,000 for the three months ending March 31, 2004. The Company does not speculate using derivative instruments.

(10) Restructuring Charge

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

     The activity in the restructuring accrual is as follows:

Balance, December 31, 2002	$—
Expense	320
Payments	(181)

Balance, December 31, 2003	139
Expense	—
Payments	(70)

Balance, March 31, 2004	$69

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

General

     The Company owns and operates coin-operated amusement vending equipment with more than 167,300 pieces of equipment on location. Over 18,700 of these machines are Shoppes that dispense plush toys, watches, jewelry, novelties and other items. In addition to Shoppes, the Company operates an extensive line of bulk vending (gum, candy and novelty items), kiddie rides, video games and other amusement equipment. The Company’s Shoppes, bulk vending and other amusement equipment are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truck stops, bingo halls, warehouse clubs and similar “retail” locations to take advantage of the customer traffic at these locations. The Company’s revenue and gross profit in a particular period is directly related to the number of Shoppes and bulk vending equipment in operation during the period. Management believes that the Company’s business is seasonal, with average revenue per machine per week greater during the Easter and Christmas periods. Vending revenue represents cash receipts from customers using vending machines and is recognized when collected. The cost of vending revenue is comprised of the cost of vended products, location commissions, depreciation, and direct service costs.

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

     Franchise and other revenue are derived from the sale of Shoppes, kiddie rides and goods to vend in the Shoppes sold to third parties and franchisees, and royalties from franchisees.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2004 Compared to March 31, 2003

     The following table is presented to complement the analysis below (amounts in thousands):

	Three Months Ended March 31,				Change
		% of		% of
	2004	Revenue	2003	Revenue	$	%
Revenue:
Vending	$55,372	98.3%	$37,115	97.7%	$18,257	49.2%
Franchise and other	974	1.7%	880	2.3%	94	10.7%

Total revenue	56,346	100.0%	37,995	100.0%	18,351	48.3%

Cost of revenue:
Vending, excluding depreciation and amortization	38,512	68.3%	25,479	67.1%	13,033	51.2%
Depreciation and amortization	3,697	6.6%	3,141	8.3%	556	17.7%

Total cost of vending	42,209	74.9%	28,620	75.3%	13,589	47.5%
Franchise and other	590	1.0%	568	1.5%	22	3.9%

Total cost of revenue	42,799	76.0%	29,188	76.8%	13,611	46.6%

Gross profit	13,547	24.0%	8,807	23.2%	4,740	53.8%
General and administrative expenses	9,552	17.0%	6,598	17.4%	2,954	44.8%
Depreciation and amortization	592	1.1%	239	0.6%	353	147.7%

Operating earnings	3,403	6.0%	1,970	5.2%	1,433	72.7%
Interest expense, net	3,822	6.8%	2,878	7.6%	944	32.8%
Change in fair value of interest rate collar	(87)	(0.2)%	52	0.1%	(139)	(267.3)%

Earnings (loss) before income taxes	(332)	(0.6)%	(960)	(2.5)%	628	(65.4)%
Income tax (expense) benefit	(24)	0.0%	365	1.0%	(389)	(106.6)%

Net earnings (loss)	$(356)	(0.6)%	$(595)	(1.6)%	$239	(40.2)%

Vending revenue	$55,372		$37,115		$18,257	49.2%
Cost of goods sold excluding depreciation and amortization	38,512		25,479		13,033	51.2%

Gross profit-vending	16,860	30.4%	11,636	31.4%	5,224	44.9%
Depreciation and amortization	3,697		3,141		556	17.7%

Gross margin-vending	$13,163	23.8%	$8,495	22.9%	$4,668	54.9%

Franchise and other revenue	$974		$880		$94	10.7%
Cost of goods sold	590		568		22	3.9%

Gross profit-franchise and other	$384	39.4%	$312	35.5%	$72	23.1%

Revenue

     Total revenue for the three months ended March 31, 2004 increased 48.3% to $56.3 million from $38.0 million for the same period in 2003.

     Vending revenue increased $18.3 million or 49.2% for the three months ended March 31, 2004 to $55.4 million from $37.1 million for the comparable period in 2003, primarily as a result of an increase in the number of Shoppes bulk and amusement vending machines in place. Total amusement vending equipment in place increased from approximately 34,100 machines at March 31, 2003 to approximately 167,300 machines at March 31, 2004. These increases are the result of the Folz, GamePlan and other asset acquisitions completed during the quarter ended June 30, 2003 and internal growth.

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

     Franchise and other revenue increased $94,000 or 10.7% for the first quarter of 2004 to $974,000 from $880,000 for the same period in 2003, due primarily to increased sales of amusement vending equipment to third parties and franchisees. The Company anticipates franchise and other revenue will vary in the future based upon demand and production availability.

Cost of Revenue and Gross Profit

     The cost of vending operations (including depreciation and amortization) for the three months ended March 31, 2004 increased $13.6 million or 47.5% to $42.2 million from $28.6 million for the comparable period in 2003 primarily due to increased volume and machines added as a result of the Company’s acquisition activities. The vending operations’ contribution to gross profit for the quarter increased $4.7 million to $13.2 million compared to the comparable period in 2003. The vending gross margin achieved during the quarter was 23.8% of vending revenue, which represents a 0.9 percentage point increase over the gross profit percentage achieved during the first quarter of 2003. Vending gross profit before depreciation and amortization decreased 1.0 percentage points to 30.4% for the quarter ended March 31, 2004 compared to the same period in the prior year. The decrease in vending gross margin percentage is due primarily from the change in the Company’s sales mix. The Company now has a higher percentage of bulk vending revenues after the Folz acquisition. Bulk vending typically has a lower gross margin than the Company’s other amusement vending offerings.

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

     For the first quarter of 2004, gross profit on franchise and other revenue increased to $384,000 as compared to $312,000 for the first quarter of 2003. The increase in gross profit dollars results from the sale of amusement vending equipment to third parties during 2004.

Operating Expenses

     General and administrative expenses (excluding depreciation and amortization) increased $3.0 million to $9.6 million for the three months ended March 31, 2004. General and administrative expenses were 17.0% of revenue in the first quarter of 2004 and 17.4% of revenue in the comparable period in 2003. The increase in general and administrative expenses for the first quarter of 2004 as compared to the comparable period in 2003 was primarily due to the addition of personnel to support the acquired operations, additional personnel in the sales and marketing and logistics and support areas to better manage the Company’s current and expected future operations and travel and related costs incurred to integrate acquired operations.

Operating Earnings

     Operating earnings for the three months ended March 31, 2004 were $3.4 million, or 6.0% of total revenue, as compared to operating earnings of $2.0 million or 5.2% of total revenue for the comparable period in 2003.

Interest Expense, Net

     Interest expense for the first quarter of 2004 increased $944,000 to $3.8 million as compared to the same period in 2003. The Company’s interest expense is directly related to a higher level of borrowings after the Folz and GamePlan acquisitions during the second quarter of 2003 and changes in the underlying interest rates.

Net Loss

     Net loss for the first quarter of 2004 was $356,000 compared to a net loss of $595,000 for the comparable period in 2003.

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

     Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and has historically established a valuation allowance based on its taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company operates at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company’s estimate of the appropriate valuation allowance may be revised and could result in an increase in our effective tax rate or reduction in benefit rate and a material adverse impact on our operating results.

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

     Property and Equipment. Property and equipment is stated at cost. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs, unless they increase the life or utility of the equipment, are generally charged to expense as incurred. Vending machines are depreciated using the straight-line method over estimated useful lives ranging from three to ten years, which may be different from actual expense.

     Valuation of Long-Lived and Intangible Assets and Costs in Excess of Assets Acquired. The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Costs in excess of assets acquired are reviewed for impairment annually or earlier if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

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

     The Company has not recorded an impairment charge upon completion of previous impairment reviews. However, there can be no assurance that at the time of future reviews, an impairment charge will not be required, which may be material.

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

     Net cash used in operating activities was $2.0 million for the three months ended March 31, 2004. Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2003. During the quarter ended March 31, 2004, the Company reduced its investment in inventory and utilized borrowings under its credit facility to reduce the outstanding balances of accounts payable, accrued expenses and other liabilities from December 31, 2003. The Company anticipates that cash will be provided by operations as additional amusement vending equipment is placed in service.

     Net cash used in investing activities was $2.5 million for each of the quarters ended March 31, 2004 and 2003. The acquisition of amusement vending equipment was the primary use of invested cash.

     Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2003, financing activities used $2.2 million of cash. Financing activities consist primarily of borrowing or payments on the Company credit facility.

     At March 31, 2004, the Company had a $90.5 million senior secured credit facility comprised of a $12.0 million revolving credit facility and $78.5 million of term loans. As of March 31, 2004, there was $74.1 million of total term loans outstanding. The Company can borrow up to $12.0 million through March 31, 2007 under the terms of the revolving credit facility. As of March 31, 2004, there was $4.0 million of revolving loans outstanding, $1.1 million of letters of credit outstanding, and $6.9 million available under the revolving credit facility. Under the term loan facilities, the Company is required to make quarterly principal installments that increase in amount until the March 31, 2007 termination of the facilities. Total principal payments are expected to be $6.9 million during the next 12 months. The revolving facility and the term loans bear interest at a floating rate at the Company’s option, equal to either LIBOR plus the applicable margin or a base rate that is equal to the higher of the prime rate or the federal funds rate plus one-half percent plus the applicable margin. The effective rate of interest on both facilities at March 31, 2004 was 6.4%. The credit agreement governing the Company’s senior secured credit facility requires certain financial ratios to be met and places restrictions on, among other things, the incurrence of additional debt financing and certain payments to the Company’s parent company.

     In February 2002 and April 2003, the Company issued $25.0 million and $6.5 million, respectively, of senior subordinated notes due in 2009. Interest on these notes is payable on a quarterly basis at the rate of 17% per annum; provided, however, the minimum cash interest on these notes is 13% with the balance of interest payable in the form of additional payment in kind notes. Included in the $33.8 million of senior subordinated notes outstanding at March 31, 2004 is $2.3 million of payment in kind notes issued in lieu of interest. The note agreement provides that certain financial ratios be met and places restrictions on, among other things, the incurrence of additional senior subordinated indebtedness and certain restricted payments. The Company was in compliance with such financial ratios and restrictions at March 31, 2004.

     In accordance with FIN No. 46R, the Company deconsolidated the Trust for financial reporting purposes. As a result, the Company has included the Subordinated Debentures held by the Trust in long-term debt. Adoption of FIN No. 46R did not have a material effect on results of operations in the periods presented, as the fair value of the Subordinated Debentures approximates the fair value of the Trust Preferred Securities and the effective interest cost on the Trust Preferred Securities approximates the effective interest expense on the Subordinated Debentures.

     The Company may defer the payment of interest on the Subordinated Debentures for successive periods up to eight consecutive quarters. During such periods, accrued interest on the Subordinated Debentures will compound quarterly and the Company may not declare or pay distributions on its common stock or debt securities that rank equal or junior to the Subordinated Debentures.

     In conjunction with the acquisition of Folz on April 15, 2003, the Company received a $12.5 million equity contribution by its parent company ACMI Holdings, Inc. to fund a portion of the acquisition.

     The Company may use a portion of its capital resources to effect acquisitions of franchisees, other companies or other amusement vending assets. Because the Company cannot predict the timing or nature of acquisition opportunities, or the availability of acquisition financing, the Company cannot determine the extent to which capital resources may be used. Cash required in the future is expected to be funded by existing cash and cash provided by operations and borrowings under the Company’s credit facility. Management believes such funds will be sufficient to meet the Company’s foreseeable operating and capital expenditure requirements.

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

Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 requires that all special-purpose entities be designated as either a voting-interest entity or a variable-interest entity (“VIE”). A VIE is an entity for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the VIE to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses or receives a majority of its expected residual returns.

     The implementation of FIN No. 46 was required for periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying FIN No. 46 to VIEs created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN No. 46 (“FIN No. 46R”) to incorporate certain revisions, including the requirement to disregard certain rights in determining whether an entity is the primary beneficiary in a VIE. Under FIN No. 46R, the Company is not the primary beneficiary of American Coin Merchandising Trust I (the “Trust”), a wholly owned subsidiary, and the Company was therefore required to deconsolidate the Trust effective in the quarter ended March 31, 2004. Accordingly, the Company’s Subordinated Debentures held by the Trust have been included in long- term debt for all periods presented.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT	DESCRIPTION

2.1w	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

2.2w	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.

3.1†	Certificate of Incorporation of the Registrant.

3.3S	Certificate of Merger of the Registrant.

3.4S	Restated Certificate of Incorporation.

3.5S	Amended and Restated Bylaws of the Registrant.

4.1†	Reference is made to Exhibits 3.1 through 3.5.

4.2S	Specimen Stock Certificate.

4.3o	Certificate of Trust of American Coin Merchandising Trust I.

4.4o	Trust Agreement of American Coin Merchandising Trust I.

4.5o	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

4.6o	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.

4.7o	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.

4.8o	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

4.9o	Form of Certificate Evidencing Trust Preferred Securities.

4.10o	Form of Certificate Evidencing Trust Common Securities.

4.11o	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

4.12S	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

10.1†	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

10.47Ñ	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.48Ñ	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.49Ñ	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

10.50Ä	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.

10.51Ä	Other Income Supplier Agreement-Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.

10.60S	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

10.61S	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.

10.62S	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

10.63S	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.

10.64S	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.

10.65S	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.

10.66S	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.

10.67S	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.

10.68S	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC

10.69*	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 13, 2004.

10.70*	Consent and Amendment No. 1 to Subordination and Intercreditor Agreement date as of February 13, 2004.

10.71*	Consent and Amendment No. 2 to Subordination and Intercreditor Agreement dated as of February 13, 2004.

14.1*	Code of Ethics

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

w	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

O	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

y	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

j	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

s	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

S	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

X	Indicates management contract or compensatory plan, contract or arrangement.

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(b)	Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COIN MERCHANDISING, INC. (Registrant)
Date: May 17, 2004	By:	/s/RANDALL J. FAGUNDO
Randall J. Fagundo
Chief Executive Officer

Date: May 17, 2004	By:	/s/KENNETH W. EDIC
Kenneth W. Edic
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

2.1w	Agreement and Plan of Merger, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation, Crane Mergerco Inc., a Delaware corporation and Registrant.

2.2w	Form of Voting Agreement, dated as of September 9, 2001, among Crane Mergerco Holdings, Inc., a Delaware corporation and each of Richard P. Bermingham, Randall J. Fagundo, Richard D. Jones, John A. Sullivan and J. Gregory Theisen.

3.1†	Certificate of Incorporation of the Registrant.

3.3S	Certificate of Merger of the Registrant.

3.4S	Restated Certificate of Incorporation.

3.5S	Amended and Restated Bylaws of the Registrant.

4.1†	Reference is made to Exhibits 3.1 through 3.5.

4.2S	Specimen Stock Certificate.

4.3o	Certificate of Trust of American Coin Merchandising Trust I.

4.4o	Trust Agreement of American Coin Merchandising Trust I.

4.5o	Amended and Restated Trust Agreement of American Coin Merchandising Trust I.

4.6o	Form of Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, as Trustee.

4.7o	Form of Guarantee Agreement with respect to Trust Preferred Securities of American Coin Merchandising Trust I.

4.8o	Form of Agreement as to Expenses and Liabilities between the Registrant and American Coin Merchandising Trust I.

4.9o	Form of Certificate Evidencing Trust Preferred Securities.

4.10o	Form of Certificate Evidencing Trust Common Securities.

4.11o	Form of Ascending Rate Junior Subordinated Deferrable Interest Debenture.

4.12S	17% Senior Subordinated Notes Due 2009 between the Registrant and each of the parties listed on the attached schedule, dated February 11, 2002.

10.1†	Form of Indemnity Agreement to be entered into between the Registrant and its directors and executive officers.

10.47Ñ	Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.48Ñ	Addendum to Premier Amusement Vendor Agreement, dated January 28, 2000, between the Registrant and Best Vendor Co.

10.49Ñ	Addendum #2 to Premier Amusement Vendor Agreement, dated February 14, 2000, between the Registrant and Best Vendor Co.

10.50Ä	Amusement Vending Agreement, effective as of July 1, 2000, between the Registrant and Denny’s Inc.

10.51Ä	Other Income Supplier Agreement-Coin Operated Equipment, dated August 1, 2000 between the Registrant and Wal-Mart Stores, Inc.

10.60S	Services and Fee Agreement, dated February 11, 2002, between and among the Registrant, Wellspring Capital Management LLC and Knightsbridge Holdings, LLC d/b/a Krysiak Navab & Co.

10.61S	Credit Agreement, dated February 11, 2002, between and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC.

10.62S	Guarantee and Collateral Agreement, dated February 11, 2002, between and among the Registrant, ACMI Holdings and Audax Mezzanine Fund, L.P., Royal Bank of Scotland PLC and Upper Colombia Capital Company, LLC.

10.63S	Purchase Agreement among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein, dated as of February 11, 2002.

10.64S	Amended and Restated Executive Employment Agreement, dated as of September 30, 2002, between the Registrant and Randall J. Fagundo.

10.65S	Industrial Building Lease Agreement, between the Registrant and FCF Properties, LLC, dated October 24, 2002.

10.66S	Consent, Waiver and Amendment to and Release Under Credit Agreement, dated as of November 12, 2002, by and among the Registrant and Madison Capital Funding LLC and The Royal Bank of Scotland PLC, New York Branch.

10.67S	Consent, Waiver and Amendment to the Purchase Agreement, dated as of November 12, 2002, by and among ACMI Holdings, Inc., the Registrant, as Issuer and the Purchasers named therein.

10.68S	Amendment to Guarantee and Collateral Agreement, dated as of November 12, 2002, by and among the Registrant, ACMI Holdings, Inc. and Madison Capital Funding LLC

10.69*	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 13, 2004.

10.70*	Consent and Amendment No. 1 to Subordination and Intercreditor Agreement date as of February 13, 2004.

10.71*	Consent and Amendment No. 2 to Subordination and Intercreditor Agreement dated as of February 13, 2004.

14.1*	Code of Ethics

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

w	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2001.

†	Incorporated by reference to the Company’s Registration Statement on Form SB-2, File No. 33-95446-D.

O	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-60267.

y	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 29, 1999.

Ñ	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

Ä	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

j	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

s	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

S	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

X	Indicates management contract or compensatory plan, contract or arrangement.

*	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.